Form 10-Q
period 2021-06-30
MAXCYTE, INC.
filed 2021-09-13
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

Commission file number: 333-257810

MaxCyte, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2210438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Firstfield Road, Suite 110

Gaithersburg, Maryland 20878

(Address of principal executive offices)

Registrant’s telephone number, including area code: (301) 944-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MXCT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 8, 2021, the registrant had 100,410,560 shares of common stock, $0.01 par value per share, issued and outstanding.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Final Prospectus filed with the SEC on July 30, 2021. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

●	We have incurred significant losses since our inception, we expect to incur losses for the foreseeable future and we may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings that require a substantial sales cycle and as a result we are prone to quarterly fluctuations in revenue. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.
●	We operate in a highly competitive market characterized by rapid technological change, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies, enhancements and products for use by our customers.
●	Our business currently depends significantly on research and development spending by biopharmaceutical companies and academic institutions, a reduction in which could limit demand for our products and adversely affect our business and operating results.
●	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
●	If we cannot maintain and expand current partnerships and enter into new partnerships, including internationally, that generate marketed licensed products, our business could be adversely affected.
●	The failure of our partners to meet their contractual obligations to us could adversely affect our business.
●	Our partners may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business.
●	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
●	We depend on continued supply of components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components. As such, we must also accurately forecast customer demand for our products and manage our inventory.
●	Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining, or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

●	The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$37,423,200	$18,755,200
Short-term investments, at amortized cost	35,968,700	16,007,500
Accounts receivable, net	5,719,200	5,171,900
Inventory, net	4,169,500	4,315,800
Other current assets	1,345,700	1,003,000
Total current assets	84,626,300	45,253,400

Property and equipment, net	5,472,200	4,546,200
Right of use asset - operating leases	1,173,900	1,728,300
Right of use asset - finance leases	170,700	218,300
Other assets	1,704,100	33,900
Total assets	$93,147,200	$51,780,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$644,700	$890,200
Accrued expenses and other	4,518,300	5,308,500
Operating lease liability, current	616,500	572,600
Deferred revenue, current portion	6,754,800	4,843,000
Total current liabilities	12,534,300	11,614,300

Note payable, net of discount, and deferred fees	—	4,917,000
Operating lease liability, net of current portion	606,700	1,234,600
Other liabilities	1,185,000	788,800
Total liabilities	14,326,000	18,554,700

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 84,719,345 and 77,382,473 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	847,200	773,800
Additional paid-in capital	184,723,700	127,673,900
Accumulated deficit	(106,749,700)	(95,222,300)
Total stockholders’ equity	78,821,200	33,225,400
Total liabilities and stockholders’ equity	$93,147,200	$51,780,100

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$7,108,100	$5,150,400	$13,602,900	$10,892,400
Costs of goods sold	784,500	466,300	1,477,600	1,125,300
Gross profit	6,323,600	4,684,100	12,125,300	9,767,100

Operating expenses:
Research and development	3,205,500	4,090,400	9,283,200	8,335,100
Sales and marketing	2,912,900	1,843,900	5,702,000	3,894,000
General and administrative	4,622,400	1,594,400	7,930,400	3,370,900
Total operating expenses	10,740,800	7,528,700	22,915,600	15,600,000
Operating loss	(4,417,200)	(2,844,600)	(10,790,300)	(5,832,900)

Other income (expense):
Interest and other expense	(13,200)	(164,700)	(755,500)	(281,800)
Interest income	8,600	5,200	18,400	48,700
Total other income (expense)	(4,600)	(159,500)	(737,100)	(233,100)
Provision for income taxes	—	—	—	—
Net loss	$(4,421,800)	$(3,004,100)	$(11,527,400)	$(6,066,000)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.14)	$(0.10)
Weighted average shares outstanding, basic and diluted	84,706,516	65,834,978	82,865,526	61,619,280

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance January 1, 2020	57,403,583	$574,000	$96,433,700	$(83,405,900)	$13,601,800
Stock-based compensation expense	—	—	547,600	—	547,600
Net loss	—	—	—	(3,061,900)	(3,061,900)
Balance March 31, 2020	57,403,583	574,000	96,981,300	(86,467,800)	11,087,500
Issuance of common stock	19,181,423	191,900	28,375,300	—	28,567,200
Stock-based compensation expense	—	—	559,000	—	559,000
Net loss	—	—	—	(3,004,100)	(3,004,100)
Balance June 30, 2020	76,585,006	$765,900	$125,915,600	$(89,471,900)	$37,209,600

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance January 1, 2021	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock	5,740,000	57,400	51,751,500	—	51,808,900
Stock-based compensation expense	—	—	1,319,800	—	1,319,800
Exercise of stock options	1,567,086	15,700	2,021,400	—	2,037,100
Net loss	—	—	—	(7,105,600)	(7,105,600)
Balance at March 31, 2021	84,689,559	846,900	182,766,600	(102,327,900)	81,285,600
Stock-based compensation expense	—	—	1,905,200	—	1,905,200
Exercise of stock options	29,786	300	51,900	—	52,200
Net loss	—	—	—	(4,421,800)	(4,421,800)
Balance at June 30, 2021	84,719,345	$847,200	$184,723,700	$(106,749,700)	$78,821,200

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,527,400)	$(6,066,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment, net	641,400	478,200
Net book value of consigned equipment sold	13,900	12,000
Loss on disposal of fixed assets	19,800	51,300
Fair value adjustment of liability classified warrant	358,200	-
Stock-based compensation	3,225,000	1,106,600
Bad debt (recovery) expense	-	(117,200)
Amortization of discounts on short-term investments	1,900	(1,100)
Noncash interest expense	5,400	10,800

Changes in operating assets and liabilities:
Accounts receivable	(547,300)	(385,600)
Inventory	(182,300)	(608,900)
Other current assets	(342,700)	9,700
Right of use asset – operating leases	554,400	258,200
Right of use asset – finance lease	47,600	35,700
Other assets	(1,670,200)	(100,000)
Accounts payable, accrued expenses and other	(992,400)	(2,339,200)
Operating lease liability	(584,000)	(248,800)
Deferred revenue	1,911,800	1,879,000
Other liabilities	38,000	(14,300)
Net cash used in operating activities	(9,028,900)	(6,039,600)

Cash flows from investing activities:
Purchases of short-term investments	(35,963,100)	(1,001,100)
Maturities of short-term investments	16,000,000	2,500,000
Purchases of property and equipment	(1,271,100)	(1,049,900)
Proceeds from sale of equipment	4,600	-
Net cash (used in) provided by investing activities	(21,229,600)	449,000

Cash flows from financing activities:
Net proceeds from issuance of common stock	51,808,900	28,567,200
Borrowings under notes payable	—	1,440,000
Principal payments on notes payable	(4,922,400)	(1,440,000)
Proceeds from exercise of stock options	2,089,300	—
Principal payments on finance leases	(49,300)	(15,700)
Net cash provided by financing activities	48,926,500	28,551,500
Net increase in cash and cash equivalents	18,668,000	22,960,900
Cash and cash equivalents, beginning of period	18,755,200	15,210,800
Cash and cash equivalents, end of period	$37,423,200	$38,171,700

Supplemental cash flow information:
Cash paid for interest	$419,200	$210,700

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$6,000	$159,000
Lease liability reduction due to operating lease modification	$304,600	$—

See accompanying notes to unaudited condensed consolidated financial statements.

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company”) is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. The Company leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and to pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing. In early 2020, the Company established a wholly owned subsidiary, CARMA Cell Therapies, Inc., as part of its development of CARMA, the Company’s proprietary, mRNA-based, clinical-stage, immuno-oncology cell therapy platform. In the first quarter of 2021, the Company concluded all pre-clinical and clinical activities related to the CARMA platform. During the six months ended June 30, 2021, the Company incurred CARMA-related operating expenses of $4.3 million, which consisted of $2.5 million of ongoing CARMA expenses primarily for preclinical research and clinical activities as well as $1.8 million of severance, legal and other costs associated with the cessation of CARMA activities.

The COVID-19 pandemic has disrupted economic markets and the economic impact, duration and spread of related effects is uncertain at this time and difficult to predict. As a result, it is not possible to ascertain the overall future impact of COVID-19 on the Company’s business and, depending upon the extent and severity of such effects, including, but not limited to potential slowdowns in customer operations, extension of sales cycles, shrinkage in customer capital budgets or delays in customers’ clinical trials, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In 2020, the Company made adjustments to its operating, sales and marketing practices to mitigate the effects of COVID-19 restrictions which reduced planned spending, particularly on travel and marketing expenditures. In addition, COVID-19 restrictions may have delayed or slowed the research activities of some existing and prospective customers. It is not possible to quantify the impact of COVID-19 on the Company’s revenues and expenses in the first half of 2021or its expected impact on future periods.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flow as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021 (the “Final Prospectus”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2020 included in the Final Prospectus and have not materially changed during the six months ended June 30, 2021, except as noted below.

Concentration of Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the three and six months ended June 30, 2021, one customer represented 17% and 18% of revenue, respectively. During the three months ended June 30, 2020, one customer represented 23% of revenue, and during the six months ended June 30, 2020, two customers represented 15% and 12% of revenue, respectively. As of June 30, 2021, one customer accounted for 22% of accounts receivable. No customer accounted for over 10% of accounts receivable at December 31, 2020.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and six months ended June 30, 2021, the Company purchased approximately 56% and 48% of its inventory from three and two suppliers, respectively. During the three and six months ended June 30, 2020, the Company purchased approximately 60% and 57% of its inventory from three suppliers and one supplier, respectively. As of June 30, 2021 and December 31, 2020, amounts payable to these suppliers totaled 11% and 31% of total accounts payable, respectively.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $3,600 in foreign currency transaction gains and $7,600 in foreign currency transaction losses for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $23,400 and $16,700 in foreign currency transaction gains for the six months ended June 30, 2021 and 2020, respectively.

Cash, Cash Equivalents and Short-term Investments

The following table summarizes the Company’s cash equivalents and short-term investments at June 30, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$5,270,300	$—	$—	$5,270,300
Corporate Debt	Cash equivalents	1,001,500	—	(100)	1,001,400
Commercial Paper	Cash equivalent	27,996,800	1,400	—	27,998,200
Corporate Debt	Short-term investments	35,968,700	21,600	—	35,990,300
Total Investments		$70,237,300	$23,000	$(100)	$70,260,200

The following table summarizes the Company’s cash equivalents and short-term investments at December 31, 2020:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$8,702,200	$—	$—	$8,702,200
Commercial Paper	Cash equivalents	6,523,500	—	—	6,523,500
Commercial Paper	Short‑term investments	13,996,800	1,800	—	13,998,600
Corporate Debt	Short‑term investments	2,010,700	—	(100)	2,010,600
Total Investments		$31,233,200	$1,800	$(100)	$31,234,900

At times the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk.

Inventory

Inventory is carried at the lower of cost or net realizable value. Inventory consisted of the following at:

	June 30,	December 31,
	2021	2020
Raw materials inventory	$1,859,600	$1,771,300
Finished goods inventory	2,309,900	2,544,500
Total inventory	$4,169,500	$4,315,800

The Company determined no allowance for obsolescence was necessary at June 30, 2021 or December 31, 2020.

Accounts Receivable

Accounts receivables are reduced by an allowance for doubtful accounts, if needed. The Company determined no allowance was necessary at June 30, 2021 or December 31, 2020.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life.

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$3,696,400	$3,492,900
Instruments	1,755,600	1,424,600
Leasehold improvements	641,400	641,400
Internal-use software under development	980,200	—
Internal-use software	1,999,300	1,963,000
Accumulated depreciation and amortization	(3,600,700)	(2,975,700)
Property and equipment, net	$5,472,200	$4,546,200

For the six months ended June 30, 2021, the Company transferred $328,600 of instruments previously classified as inventory to property and equipment leased to customers. For the six months ended June 30, 2020, the Company transferred $154,000 of instruments previously classified as inventory to property and equipment leased to customers.

For the three and six months ended June 30, 2021, the Company incurred depreciation and amortization expense of $325,000 and $641,400, respectively. For the three and six months ended June 30, 2020, the Company incurred depreciation and amortization expense of $256,500 and $478,200, respectively.

In the three and six months ended June 30, 2020, the Company capitalized $5,700 and $8,200, respectively, of interest expense related to capitalized software development projects. No interest expense was capitalized in the three and six months ended June 30, 2021.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated or determined not to be probable of consummation. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds received as a result of the offering. If the equity financing is no longer considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the consolidated statement of operations at such time.

As of June 30, 2021 and December 31, 2020, $1,384,500 and $0, respectively, of deferred offering costs were reported as other assets in the condensed consolidated balance sheets.

Leases

In transactions where the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. See Note 7 for additional details over leases where the Company is the lessee.

All transactions in which the Company is the lessor are short-term (one year or less) and have been classified as operating leases. All leases require upfront payments covering the full period of the lease and thus, there are no future payments expected to be received from existing leases. See Note 3 for details over revenue recognition related to lease agreements.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options and stock purchase warrants, was 12.2 million and 12.4 million for the three and six months ended June 30, 2021 and 2020, respectively.

Recent Accounting Pronouncements

Recently Adopted

On January 1, 2021, the Company adopted new guidance addressing income taxes, which is intended to simplify various aspects related to the accounting for income taxes. The guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, Income Taxes, and also clarifies and amends existing guidance to improve consistent application. The adoption did not have a material effect on the Company’s condensed consolidated interim financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its results of operations, financial position, or cash flows.

3.    Revenue

Revenue is principally from the sale of instruments and processing assemblies, and extended warranties and the lease of instruments, which leases also include customer-specific milestone payments. In some arrangements, products and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments and processing assemblies is generally recognized at the time of shipment to the customer, provided that no significant vendor obligations remain and collectability is reasonably assured. Revenue from equipment leases is recognized ratably over the contractual term of the lease agreement and when specific milestones are achieved by a customer. Licensing fee revenue is recognized ratably over the license period. Revenue from fees for research services is recognized when services have been provided.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product Sales	$4,041,600	$—	$4,041,600	$8,117,400	$—	$8,117,400
Lease Elements	—	2,889,700	2,889,700	—	5,145,600	5,145,600
Other	176,800	—	176,800	339,900	—	339,900
Total	$4,218,400	$2,889,700	$7,108,100	$8,457,300	$5,145,600	$13,602,900

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product Sales	$2,244,300	$—	$2,244,300	$5,439,500	$—	$5,439,500
Lease Elements	—	2,824,100	2,824,100	—	5,252,100	5,252,100
Other	82,000	—	82,000	200,800	—	200,800
Total	$2,326,300	$2,824,100	$5,150,400	$5,640,300	$5,252,100	$10,892,400

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $7.1 million and $5.0 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the Company recognized $1.5 million and $3.5 million, respectively, and during the three and six months ended June 30, 2020, $1.0 million and $2.5 million, respectively, of revenue that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at June 30, 2021 was $366,800, of which the Company expects to recognize $71,200 in one year or less, $72,000 in one to two years, $67,000 in two to three years, and $156,600 thereafter.

For the three and six months ended June 30, 2021 and 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Debt

In November 2019, the Company entered into a new credit facility with MidCap Financial SBIC, LP (“MidCap”). The credit facility provided for a $5 million term loan maturing on November 1, 2024. The term loan provided for (i) an interest rate of one-month Libor plus 6.5% with a 1.5% Libor floor, (ii) monthly interest payments, (iii) 30 monthly principal payments of $166,700 beginning in June 2022 and (iv) a 3% final payment fee. The Company used the proceeds from the credit facility for general operating purposes. The debt was collateralized by substantially all assets of the Company. At December 31, 2020, the term loan had an outstanding principal balance of $5.0 million and $83,000 of unamortized debt discount. In March 2021, the Company repaid the MidCap loan in full. The Company incurred fees of $260,000 associated with early repayment of the loan. The unamortized debt discounts and fees were expensed and recorded as interest expense.

In April 2020, the Company received a loan from Silicon Valley Bank in the amount of $1,440,000 under the US Small Business Administration’s Paycheck Protection Program (“PPP”). The PPP was established as part of the US Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan provided for interest at 1% and a maturity date of April 2022. In May 2020, the Company repaid the loan in full.

5.    Stockholders’ Equity

Common Stock

During the first quarter of 2021, the Company completed an equity capital raise issuing 5,740,000 shares of its common stock at a price of ₤7.00 (or approximately $9.64) per share. The transaction generated gross proceeds of ₤40.2 million (or $55.3 million). In conjunction with the transaction, the Company incurred costs of $3.5 million which resulted in the Company receiving net proceeds of $51.8 million.

Warrant

In connection with the November 2019 credit facility (see Note 4), the Company issued the lender a warrant to purchase 71,168 shares of common stock at an exercise price of £1.09081 per share. Through June 30, 2021, the warrant is exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability, as its strike price was in a currency other than the Company’s functional currency. The warrant was recorded at fair value at the end of each reporting period with changes from the prior balance sheet date recorded on the condensed consolidated statements of operations (see Note 6). In August 2021, MidCap exercised the warrant in full (see Note 8).

Stock Options

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “Plan”) in January 2016 to amend and restate the MaxCyte 2000 Long-Term Incentive Plan to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and Directors of the Company and to other individuals as determined by the Board of Directors. Under the Plan, as amended, the maximum number of shares of Common Stock of the Company that the Company may issue is increased by ten percent (10%) of the shares that are issued and outstanding at the time awards are made under the Plan. On December 10, 2019 and October 27, 2020, the Company’s Board resolved to increase the number of shares available for grant under the Plan by 3,000,000 and 1,500,000, respectively.

At December 31, 2020 and June 30, 2021, there were 4,175,737 and 4,090,810 shares available to be issued under the Plan, respectively.

The weighted-average fair value of the options granted during the three months ended June 30, 2021 and 2020 was estimated to be $7.22 and $1.09, respectively. The weighted-average fair value of the options granted during the six months ended June 30, 2021 and 2020 was estimated to be $7.32 and $0.87, respectively.

The value of an option award is recognized as expense on a straight-line basis over the requisite service period. At June 30, 2021, total unrecognized compensation expense was $20,211,400, which will be recognized over the next 3.2 years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
General and administrative	$1,169,600	$265,900	$1,911,300	$519,900
Sales and marketing	352,400	112,000	621,600	218,000
Research and development	383,200	181,100	692,100	368,700
Total	$1,905,200	$559,000	$3,225,000	$1,106,600

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments. The Company’s short-term investments are carried at amortized cost (see Note 2 for fair values of short-term investments). Notes payable are reflective of fair value based on market comparable instruments with similar terms.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The following table identifies the carrying amount of this warrant at June 30, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified warrant	$—	$—	$799,400	$799,400
Total at June 30, 2021	$—	$—	$799,400	$799,400

The following table identifies the carrying amount of this warrant at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified warrant	$—	$—	$441,200	$441,200
Total at December 31, 2020	$—	$—	$441,200	$441,200

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2021 and 2020:

	Mark-to-market liabilities – warrant
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$789,100	$74,500	$441,200	$74,700
Change in fair value	10,300	51,500	358,200	51,300
Balance, end of period	$799,400	$126,000	$799,400	$126,000

The gains and losses resulting from the changes in the fair value of the warrant liability are classified as other income or expense in the accompanying condensed consolidated statements of operations. The fair value of the Common Stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and included the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to such unobservable inputs may change the fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

The Company has no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Short-term investments carried at amortized cost are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No fair value impairment was recognized during the three and six months ended June 30, 2021 and 2020.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the three and six months ended June 30, 2021 and 2020.

7.    Commitments and Contingencies

Operating Leases

The Company is a party to various leases for office and laboratory space. A member of the Company’s Board of Directors is the CEO and Board member of the lessor of certain of these leases for which the rent payments totaled $159,600 and $155,800 in the three months ended June 30, 2021 and 2020, respectively, and $318,300 and $310,500 in the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the Company had a $1,173,900 right of use (ROU) lease asset, a $616,500 short-term lease liability and a $606,700 long-term lease liability related to its operating leases. At December 31, 2020, the Company had a $1,728,300 ROU asset, a $572,600 short-term lease liability and a $1,234,600 long-term lease liability related to its operating leases.

At June 30, 2021 and December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 2.1 years and 2.8 years, respectively.

On May 27, 2021, the Company entered into an operating lease for new office and manufacturing space. The lease for the new space consists of three phases, with Phase 1 estimated to commence in October 2021 which is subject to revision, and the lease of all phases is estimated to expire on June 30, 2035. Both the Company and the landlord have a one-time right to terminate a portion of Phase 3 of the lease during a defined time window. The Company will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse the Company for the costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are approximately $24.5 million over the lease term.

Finance Leases

At June 30, 2021, the Company had a $170,700 ROU asset, a $102,800 short-term lease liability included in “Accrued expenses and other” and a $90,100 long-term lease liability included in “Other liabilities” related to its finance lease.

At December 31, 2020, the Company had a $218,300 ROU asset, a $100,000 short-term lease liability included in “Accrued expenses and other” and a $142,200 long-term lease liability included in “Other liabilities” related to its finance lease.

All Leases

Lease costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of ROU asset	$23,800	$23,800	$47,600	$35,700
Interest on expense	2,900	4,200	6,100	6,900
Operating lease cost	174,200	170,100	346,900	337,200
Short-term lease cost	10,000	—	18,900	—
Variable lease cost	75,600	65,700	151,200	141,500
Total lease cost	$286,500	$263,800	$570,700	$521,300

As of June 30, 2021, maturities of lease liabilities that have commenced prior to June 30, 2021 were as follows:

	Operating Leases	Finance Leases

Remainder of 2021	$360,300	$55,400
2022	579,200	110,800
2023	405,000	36,900
Total lease payments	1,344,500	203,100
Discount factor	(121,300)	(10,300)
Present value of lease liabilities	$1,223,200	$192,800

8.    Subsequent Events

Initial Public Offering

The Company’s registration statement on Form S-1 related to its initial public offering of common stock in the United States (the “IPO”) was declared effective on July 29, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, the Company issued and sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to the Company of $201.8 million. The Company received aggregate net proceeds of approximately $184 million after deducting aggregate underwriting commissions and offering costs of approximately $18 million.

Warrant Exercise

In a cashless settlement on August 11, 2021, MidCap exercised its warrant (see Note 5), in whole, for 64,603 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2020, included in our final prospectus dated July 29, 2021 (the “Final Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on July 30, 2021, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the Final Prospectus, and “Risk Factors Summary” and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry that involve substantial risks, uncertainties, and assumptions, including those described in “Risk Factors Summary” and elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expected future growth and the success of our business model;
●	the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);
●	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
●	the rate and degree of market acceptance of our products within the cell engineering market;
●	the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;
●	our ability to expand our customer base and enter into additional SPLs;
●	our ability to accurately forecast and manufacture appropriate quantities of our products to meet commercial demand;
●	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
●	our ability to maintain our FDA Master File and Technical Files;
●	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
●	the development, regulatory approval, and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
●	our ability to retain and hire senior management and key personnel;

●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our financial performance and capital requirements;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	our use of available capital resources.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors Summary” in this report and under the caption “Risk Factors” and elsewhere in the Final Prospectus. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance innovative cell-based research as well as next-generation cell therapeutic discovery, development and commercialization. Over the past twenty years, we have developed and commercialized our proprietary Flow Electroporation platform, which facilitates complex engineering through the delivery of molecules into a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes: three instruments, the ATx, STx and GTx; our portfolio of proprietary single-use processing assemblies, or disposables; and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with 50 granted U.S. and foreign patents and 76 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, or NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and 20 of the top 25, pharmaceutical companies based on 2020 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $13.6 million and incurred a net loss of $11.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $106.7 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and field application scientist teams, scaling our manufacturing operations, and research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

Impact of COVID-19 on Our Business

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business as a result of COVID-19 have included disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and delayed availability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, demonstrations, trainings or shipments to and from affected countries and within the United States. Disruptions in our customers’ operations have impacted and may continue to impact our business. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, including temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events.

We do not yet know the full impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we or our customers have implemented or may adopt may create operational and other challenges, any of which could harm our business and results of operations.

Recent Developments

Our registration statement on Form S-1 related to our initial public offering of common stock in the United States (the “IPO”) was declared effective on July 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, we issued and sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received aggregate net proceeds of approximately $184 million after deducting aggregate underwriting commissions and offering costs of approximately $18 million. We believe that the net proceeds from the IPO, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, however, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for more information about our current capital resources.

We have also continued to enter into Strategic Platform License (“SPL”) agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument technology access fees and disposables as well as downstream economics on our partners’ programs (both pre- and post-commercial). In the first six months of 2021, we signed SPL agreements with Myeloid Therapeutics and Celularity, Inc., and signed a third agreement with Sana Biotechnology in the third quarter of this year. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we believe we have several potential opportunities to sign SPL agreements in the coming months.

We recognized $0.5 million and $1.8 million in milestone revenue in the first six months of 2021 and 2020, respectively. Although there is uncertainty around the timing and realization of milestones, as they are dependent on the regulatory activities and clinical success of our partners, we are encouraged by the potential for meaningful milestone revenue over the next 12 to 18 months as our partners progress through the clinic towards pivotal trials.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2021	2020

	(in thousands)

Total revenue	$7,108	$5,150
Cost of goods sold	785	466
Gross profit	6,323	4,684
Operating expense
Research and development	3,206	4,090
Sales and marketing	2,913	1,844
General and administrative	4,622	1,594
Total operating expense	10,741	7,528
Operating loss	(4,418)	(2,844)
Other income (expense)
Interest and other expense	(13)	(165)
Interest and other income	9	5
Total other income (expense)	(4)	(160)
Net loss	$(4,422)	$(3,004)

Revenue

We generate revenue principally from the sale of instruments and single-use processing assemblies (“PAs”) and buffer, and from the lease of instruments to our customers. In addition, our SPLs include clinical progress milestones and sales-based payments to us which may also provide material revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPLs, we separately analyze revenue derived from our cell therapy customers and drug discovery customers, as well as the performance-based milestone revenues we recognize under our SPLs. Cell therapy revenues include primarily revenue from instruments sold, annual license fees for instruments under lease, and sales of our proprietary disposables. Drug discovery revenue includes primarily revenue from instruments sold, sales of our proprietary disposables and, occasionally, instruments leased.  Program related revenues includes clinical progress milestone and sales-based revenues derived from SPL agreements. To date, all Program-related revenue has consisted entirely of pre-commercial milestone revenue.

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cell therapy	$4,766	$2,999	$1,767	59%
Drug discovery	1,838	1,150	689	60%
Program-related	504	1,002	(498)	(50%)
Total Revenue	$7,108	$5,150	$1,958	38%

Total revenue for the three months ended June 30, 2021 was $7.1 million, an increase of $2.0 million, or 38%, compared to revenue of $5.2 million during the three months ended June 30, 2020.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments and sales of disposables, partially offset by a decrease in program-related revenue. In the cell therapy market, instrument sales and licenses of instruments increased by $0.8 million which was primarily due to continued high levels of capital invested in companies operating in our target markets, while disposable sales increased by $0.9 million, as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $0.7 million increase was primarily driven by a growth resurgence lead by the sales of newly introduced multi-well processing assemblies. The $0.5 million decrease in program-related revenues resulted from expected variability given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that it may moderate as the volume of SPLs and associated milestones grows.

We expect total revenue to increase over time as our markets grow and we are able to secure additional instrument and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from instruments licensed to cell therapy customers to continue to grow as those customers move their existing drug development programs into later-stage clinical trials and advance their preclinical pipeline programs into clinical development. In addition, we expect new customers to emerge and contribute to these revenues, particularly given the underlying growth in the cell therapy pipeline among companies in this market, continued availability of capital to support such companies, and in particular the switch by some of these cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue will fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partner’s milestone achievements and our dependence on the program decisions of our partners.

Costs of Goods Sold and Gross Profit

Costs of goods sold primarily consists of costs for instrument and processing assembly components, contract manufacturer costs, salaries, overhead and other direct costs related to sales recognized as revenue in the period. Costs of goods sold associated with instrument lease revenue consists of leased equipment depreciation. Gross profit is calculated as revenue less costs of goods sold. Gross profit margin is gross profit expressed as a percentage of revenue.

Our gross profit in future periods will depend on a variety of factors, including sales mix among instruments, disposables and milestones, the specific mix among types of instruments or disposables, the proportion of revenues associated with instrument leases as opposed to sales, changes in the costs to produce our various products, the launch of new products or changes in existing products, our cost structure for manufacturing including changes in production volumes, and the pricing of our products which may be impacted by market conditions.

We have generated overall gross margins of approximately 89% over the past several years, including during the three and six months ended June 30, 2021 and 2020. Our margins depend on the revenue mix from instruments, PAs and potential milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPLs on terms similar to those currently in effect.

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cost of goods sold	$785	$466	$319	68%
Gross profit	$6,324	$4,684	$1,640	35%
Gross margin	89%	90%

Costs of goods sold increased by $0.3 million, or 68%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $1.6 million, or 35%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increased revenue from instrument and disposable sales and licensed instruments.

We expect that our costs of goods sold will generally increase or decrease as our instrument and disposables revenue increases or decreases. We expect our gross margin to benefit from realization of the economics from our SPL agreements, to the extent that such milestones grow to be a significant proportion of overall revenues, as there are no costs of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Research and development	$3,206	$4,090	($ 885)	(22%)

Research and development expenses consist primarily of costs incurred for our research activities related to advancing our technology and development of applications for our technology, including research into specific applications and associated data development, process development, product development (e.g. development of instruments and disposables, including hardware and software engineering) and design and other costs not directly charged to inventory or costs of goods sold.

These expenses principally include employee-related costs, such as salaries, benefits, incentive compensation, stock-based compensation, and travel, as well as consultant services, facilities, and laboratory supplies and materials. We expense research and development costs as incurred in the period in which the underlying activity is undertaken.

For periods through the first half of 2021, our research and development expenses include costs associated with developing the CARMA platform principally for a clinical trial that has concluded. As a result of our strategic decision to focus on out-licensing this platform, we will no longer incur any material CARMA-related expenses in future periods.

Research and development expenses decreased by $0.8 million, or 22%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by a $1.9 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $0.7 million increase in compensation expenses associated with headcount increases and stock-based compensation and a $0.2 million increase in lab supplies.

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology and develop improved and/or new offerings for our customers and partners. As a result, we expect that our research and development expenses, excluding CARMA-related expenses, will continue to increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Sales and Marketing	$2,913	$1,844	$1,069	58%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities.

Sales and marketing expenses increased by $1.1 million, or 58%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by a $0.8 million increase in compensation expenses as a result of increases in headcount, commissions on sales and stock-based compensation primarily due to stock price appreciation and a $0.2 million increase in marketing expenses.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
General and administrative	$4,622	$1,594	$3,028	190%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and costs associated with being an AIM listed public company such as director fees, U.K. NOMAD and broker fees, investor relations consultants and insurance costs. In future periods these expenses will also include costs associated with being a public company in the United States.

General and administrative expense increased by $3.0 million, or 190%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by a $1.8 million increase in compensation expense associated with headcount increases, salary increases and stock-based compensation primarily due to stock price appreciation, and a $1.0 million increase in expenses associated with legal and other professional services.

We expect that our general and administrative expenses will continue to increase in absolute dollars in future periods, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company listed on a U.S. exchange, including insurance (particularly directors and officers insurance), costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, investor relations and professional services. We expect these expenses to vary from period to period as a percentage of revenue.

Interest and Other Income (Expense)

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Interest and other expense	$13	$165	($ 152)	(92%)
Interest and other income	$9	$5	$ 3	65%

Interest and other income were immaterial in the three months ended June 30, 2021 and 2020. Interest and other expense decreased by $0.2 million, or 92%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by the repayment of the MidCap loan in March 2021, which resulted in our no longer incurring interest expense on indebtedness. We currently maintain no outstanding debt facility.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30
	2021	2020

	(in thousands)
Total revenue	$13,603	$10,892
Cost of goods sold	1,478	1,125
Gross profit	12,125	9,767
Operating expense
Research and development	9,283	8,335
Sales and marketing	5,702	3,894
General and administrative	7,930	3,371
Total operating expense	22,915	15,600
Operating loss	(10,790)	(5,833)
Other income (expense)
Interest and other expense	(756)	(282)
Interest and other income	18	49
Total other income (expense)	(737)	(233)
Net loss	$(11,527)	$(6,066)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Six Months Ended,
	June 30		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cell therapy	$9,494	$6,188	$3,306	53%
Drug discovery	3,601	2,950	650	22%
Program-related	508	1,754	(1,246)	(71%)
Total revenue	$13,603	$10,892	$2,711	25%

Total revenue for the six months ended June 30, 2021 was $13.6 million, an increase of $2.7 million, or 25%, compared to revenue of $10.9 million during the six months ended June 30, 2020.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments and sales of disposables to cell therapy customers, partially offset by a decrease in program-related revenue. In the cell therapy market, the instrument sales and licenses of instruments increased by $2.3 million which was primarily due to continued high levels of capital invested in companies operating in our target markets, while disposable sales increased by $1.0 million as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $0.7 million increase was primarily driven by a growth resurgence led by the sales of newly introduced multi-well processing assemblies. The $1.2 million decrease in program-related revenues resulted from expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that it may moderate as the volume of SPLs and associated milestones grows.

Costs of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,478	$1,125	$352	31%
Gross profit	$12,125	$9,767	$2,358	24%
Gross margin	89%	90%

Costs of goods sold increased by $0.4 million, or 31%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $2.4 million, or 24%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by increased revenue from instrument and disposable sales and licensed instruments.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Research and development	$9,283	$8,335	$948	11%

Research and development expenses increased by $0.9 million, or 11%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $1.2 million increase in compensation expenses associated with headcount increases and stock-based compensation primarily due to stock price appreciation, a

$0.2 million increase in lab supplies and a $0.3 million increase in product development costs and occupancy costs, partially offset by a $0.8 million decrease in CARMA expenses as a result of the wind-down of CARMA operations.

Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Sales and Marketing	$5,702	$3,894	$1,808	46%

Sales and marketing expenses increased by $1.8 million, or 46%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $1.8 million increase in compensation expenses as a result of increases in headcount, commissions on sales and stock-based compensation primarily due to stock price appreciation.

General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
General and administrative	$7,931	$3,371	$4,560	135%

General and administrative expense increased by $4.6 million, or 135%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $2.8 million increase in compensation expense associated with headcount increases, salary increases and stock-based compensation primarily due to stock price appreciation and a $1.4 million increase in expenses including legal and professional services.

Interest and Other Income (Expense)

	Six Months Ended June 30,		Six Month Change
	2021	2020	Amount	%
(in thousands, except percentages)
Interest and other expense	$756	$282	$474	168%
Interest and other income	$18	$49	($ 30)	(62%)

Interest and other income were immaterial in the six months ended June 30, 2021 and 2020. Interest and other expense increased by $0.5 million, or 168%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by the termination fees associated with repayment before maturity of the MidCap loan and the fair value change of common stock warrants.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three and six months ended June 30, 2021, we incurred net losses of $4.4 million and $11.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $106.7 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and from revenues associated with sales and licenses of our products to customers. As of June 30, 2021, we had cash and cash equivalents and short-term investments of $73.4 million. On August 3, 2021, we completed our IPO, generating gross proceeds of $201.8 million. We received net proceeds of approximately $184 million after deducting aggregate underwriting commissions and offering expenses of approximately $18 million.

We expect to incur additional operating losses in the future as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
●	our ability to enter into additional SPLs and licenses for clinical use of our platform in the future;
●	changes in the amount of capital available to existing and emerging customers in our target markets;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

If we are unable to execute on our business plan and adequately fund operations, or if the business plan requires a level of spending in excess of cash resources, we will have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all.

To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, we may have to delay development or commercialization of future products. We also may have to reduce marketing, customer support or other resources devoted to our existing products.

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands, except percentages)	2021	2020
Net cash provided by (used in):
Operating activities	$(9,029)	$(6,040)
Investing activities	(21,230)	449
Financing activities	48,927	28,552
Net increase (decrease) in cash and cash equivalents, and restricted cash	$18,668	$22,961

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $9.0 million, and consisted primarily of our net loss of $11.5 million, offset in part by net non-cash expenses of $4.3 million, including stock-based compensation of $3.2 million, warrant liability fair value adjustments of $0.4 million, and depreciation and amortization expenses of $0.6 million. We also had net cash outflows of $1.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue (deferred revenue consists primarily of unrecognized instrument license revenue) of $1.9 million and an decrease in the net effect of our right-of-use assets and lease liabilities of $0.1 million, partially offset by a $1.7 million increase in long-term prepaid expense (other non-current assets), a $1.0 million decrease in accounts payable and accrued expenses, a $0.5 million increase in accounts receivable, a $0.2 million increase in inventory and a $0.3 million increase in other current assets.

Net cash used in operating activities for the six months ended June 30, 2020 was $6.0 million, and consisted primarily of our net loss of $6.1 million, offset in part by non-cash expenses of $1.5 million, including stock-based compensation of $1.1 million and depreciation and amortization expenses of $0.5 million. We also had net cash outflows of $1.5 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.9 million, partially offset by a $2.3 million decrease in accounts payable and accrued expenses, a $0.6 million increase in inventory, a $0.4 million increase in accounts receivable, a $0.1 million increase in other current and non-current assets and a $0.1 million increase in the net effect of our right-of-use assets and lease liabilities.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $21.2 million, which was primarily attributable to net purchases of short-term marketable securities of $20.0 million and purchases of property and equipment of $1.2 million.

Net cash provided by investing activities during the six months ended June 30, 2020 was $0.4 million, which was primarily attributable to net maturities of short-term marketable securities of $1.5 million, partially offset by purchases of property and equipment of $1.0 million.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $48.9 million, which was primarily attributable to net proceeds of $51.8 million from the issuance of common stock and proceeds of $2.1 million from the exercise of stock options, partially offset by the repayment of the Midcap loan of $4.9 million.

Net cash provided by financing activities during the six months ended June 30, 2020 was $28.6 million, which was primarily attributable to net proceeds of $28.6 million from the issuance of common stock.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2021 consisted of operating lease and finance lease obligations. On May 27, 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 estimated to commence in September 2021, and the lease of all phases is estimated to expire on June 30, 2035. We and the landlord each have a one-time right to terminate Phase 3 of the lease associated with 13,543 square feet during a defined time window. We will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are approximately $24.6 million through the lease term.

On June 8, 2021, we exercised our option to early terminate the terms of one of our existing office space lease arrangements. The amended office lease expires on June 7, 2022.

As of June 30, 2021, operating lease obligations included $1.2 million in payments due under our lease of office and laboratory space under operating lease agreements that expire in October 2023. As of June 30, 2021, our finance lease obligations consisted of $0.2 million in payments due for our lease of laboratory equipment under a finance lease that expires in April 2023.

Purchase orders or contracts for the purchase of supplies and other goods and services are based on our current procurement or development needs and are generally fulfilled by our vendors within short time horizons.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the Final Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain an EGC until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a “large accelerated filer” under SEC rules.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of June 30, 2021, we had cash and cash equivalents and investments of $73.4 million, which consisted primarily of money market funds and commercial paper. The primary objective of our investment approach is to preserve principal and provide liquidity. As of June 30, 2021, we held money market funds securities of $8.7 million, short-term commercial paper of $20.5 million and corporate debt of $2.0 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations.

Foreign Currency Risk

We are exposed to financial risks as a result of exchange rate fluctuations between the U.S. dollar and certain foreign currencies and the volatility of these rates. In the normal course of business, we earn revenue primarily denominated in U.S. Dollars as well as in Euros and British Pounds. We incur expenses primarily in U.S. Dollars as well as in Euros, British Pounds and other currencies. Our reporting currency is the U.S. Dollar. We hold our cash primarily in U.S. Dollars as well as in Euros and British Pounds. We do not expect that foreign currency gains or losses will have a material effect on our financial position or results of operations in the foreseeable future. We have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any system of controls must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described in this report under the caption “Risk Factors Summary,” in addition to other information contained in this report as well as our other public filings with the SEC from time to time.

There have been no material changes to the risk factors set forth in the Final Prospectus filed with the SEC on July 30, 2021, which are incorporated herein by reference.  However, the risk factors described in this report and in the Final Prospectus are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

From January 1, 2021 through June 30, 2021, we granted options to purchase an aggregate of 2,357,256 shares of our common stock, pursuant to our Long-Term Incentive Plan, as amended, or our LTIP, with a weighted average exercise price of $14.07 per share. From January 1, 2021 through June 30, 2021, certain of our employees exercised options to purchase an aggregate of 1,596,872 shares of our common stock pursuant to options issued under our LTIP, with a weighted average exercise price of $1.30 per share, for an aggregate purchase price of $2,089,300. These issuances were exempt from registration under the Securities Act pursuant to the exemption provided in Rule 701 of the Securities Act.

(b) Use of Proceeds

On August 3, 2021, we closed our IPO, in which we issued and sold 15,525,000 shares of common stock at a price to the public of $13.00 per share, inclusive of 2,025,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received net proceeds of approximately $184 million after deducting aggregate underwriting commissions and offering expenses of approximately $18 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-257810), which was declared effective by the SEC on July 29, 2021. The joint book-running managers of the offering were Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C.

In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MaxCyte Inc.

Date: September 13, 2021	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer and Director
(On Behalf of the Registrant and as Principal Executive Officer)

Date: September 13, 2021	By:	/s/ Amanda Murphy
	Name:	Amanda Murphy
	Title:	Chief Financial Officer (Principal Financial Officer)