Form 10-Q
period 2021-09-30
MAXCYTE, INC.
filed 2021-11-10
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 100,434,032 shares of common stock, $0.01 par value per share, issued and outstanding.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on July 30, 2021. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

●	We have incurred significant losses since our inception, we expect to incur losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings that require a substantial sales cycle and as a result we are prone to quarterly fluctuations in revenue. If we fail to maintain significant market acceptance in existing markets or fail to successfully increase our penetration in new and expanding markets, we will not generate expected revenue and our prospects may be harmed.
●	We operate in a highly competitive market characterized by rapid technological change, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies, enhancements and products for use by our customers.
●	Our business currently depends significantly on research and development spending by biopharmaceutical companies and academic institutions, a reduction in which could limit demand for our products and adversely affect our business and operating results.
●	We must develop new products, as well as enhancements to existing products, and adapt to rapid and significant technological change to remain competitive.
●	If we cannot maintain and expand current partnerships and enter into new partnerships, including internationally, that ultimately generate marketed licensed products, our business could be adversely affected.
●	The failure of our partners to meet their contractual obligations to us could adversely affect our business.
●	Our partners may not achieve projected discovery, development, and clinical milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business.
●	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
●	We depend on continued supply of components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components. As such, we must also accurately forecast customer demand for our products and manage our inventory.
●	Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining, or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners.

●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
●	The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$58,973,500	$18,755,200
Short-term investments, at amortized cost	196,914,700	16,007,500
Accounts receivable, net	5,958,100	5,171,900
Inventory, net	4,148,400	4,315,800
Other current assets	3,541,900	1,003,000
Total current assets	269,536,600	45,253,400

Property and equipment, net	6,810,100	4,546,200
Right of use asset - operating leases	1,025,100	1,728,300
Right of use asset - finance leases	-	218,300
Other assets	318,100	33,900
Total assets	$277,689,900	$51,780,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$723,300	$890,200
Accrued expenses and other	4,955,800	5,308,500
Operating lease liability, current	572,300	572,600
Deferred revenue, current portion	6,325,800	4,843,000
Total current liabilities	12,577,200	11,614,300

Note payable, net of discount, and deferred fees	—	4,917,000
Operating lease liability, net of current portion	500,200	1,234,600
Other liabilities	496,600	788,800
Total liabilities	13,574,000	18,554,700

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 100,434,032 and 77,382,473 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,004,300	773,800
Additional paid-in capital	372,541,700	127,673,900
Accumulated deficit	(109,430,100)	(95,222,300)
Total stockholders’ equity	264,115,900	33,225,400
Total liabilities and stockholders’ equity	$277,689,900	$51,780,100

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$10,139,100	$6,762,600	$23,742,100	$17,654,900
Cost of goods sold	943,800	734,800	2,421,500	1,860,100
Gross profit	9,195,300	6,027,800	21,320,600	15,794,800

Operating expenses:
Research and development	2,774,800	4,517,900	12,058,000	12,852,800
Sales and marketing	3,211,500	2,039,000	8,913,500	5,933,000
General and administrative	5,651,900	2,313,200	13,582,500	5,684,200
Total operating expenses	11,638,200	8,870,100	34,554,000	24,470,000
Operating loss	(2,442,900)	(2,842,300)	(13,233,400)	(8,675,200)

Other income (expense):
Interest and other expense	(289,000)	(263,200)	(1,044,400)	(545,000)
Interest income	51,500	6,800	70,000	55,500
Total other income (expense)	(237,500)	(256,400)	(974,400)	(489,500)
Provision for income taxes	—	—	—	—
Net loss	$(2,680,400)	$(3,098,700)	$(14,207,800)	$(9,164,700)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.16)	$(0.14)
Weighted average shares outstanding, basic and diluted	84,706,516	77,085,305	87,178,217	66,812,252

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2020	57,403,583	$574,000	$96,433,700	$(83,405,900)	$13,601,800
Stock-based compensation expense	—	—	547,600	—	547,600
Net loss	—	—	—	(3,061,900)	(3,061,900)
Balance at March 31, 2020	57,403,583	574,000	96,981,300	(86,467,800)	11,087,500
Issuance of common stock	19,181,423	191,900	28,375,300	—	28,567,200
Stock-based compensation expense	—	—	559,000	—	559,000
Net loss	—	—	—	(3,004,100)	(3,004,100)
Balance at June 30, 2020	76,585,006	765,900	125,915,600	(89,471,900)	37,209,600
Stock-based compensation expense	—	—	598,000	—	598,000
Exercise of stock options	704,067	7,000	278,900	—	285,900
Net loss	—	—	—	(3,098,700)	(3,098,700)
Balance at September 30, 2020	77,289,073	$772,900	$126,792,500	$(92,570,600)	$34,994,800

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock, net of issuance costs	5,740,000	57,400	51,751,500	—	51,808,900
Stock-based compensation expense	—	—	1,319,800	—	1,319,800
Exercise of stock options	1,567,086	15,700	2,021,400	—	2,037,100
Net loss	—	—	—	(7,105,600)	(7,105,600)
Balance at March 31, 2021	84,689,559	846,900	182,766,600	(102,327,900)	81,285,600
Stock-based compensation expense	—	—	1,905,200	—	1,905,200
Exercise of stock options	29,786	300	51,900	—	52,200
Net loss	—	—	—	(4,421,800)	(4,421,800)
Balance at June 30, 2021	84,719,345	847,200	184,723,700	(106,749,700)	78,821,200
Issuance of common stock, net of issuance costs	15,525,000	155,300	184,113,100	—	184,268,400
Stock-based compensation expense	—	—	2,285,400	—	2,285,400
Exercise of stock options	125,084	1,200	333,500	—	334,700
Cashless exercise of warrant	64,603	600	1,086,000	—	1,086,600
Net loss	—	—	—	(2,680,400)	(2,680,400)
Balance at September 30, 2021	100,434,032	$1,004,300	$372,541,700	$(109,430,100)	$264,115,900

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,207,800)	$(9,164,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007,400	768,500
Net book value of consigned equipment sold	39,200	35,700
Loss on disposal of fixed assets	18,500	6,500
Fair value adjustment of liability classified warrant	645,400	199,400
Stock-based compensation	5,510,400	1,704,600
Bad debt recovery	-	(117,200)
Amortization of discounts on short-term investments	(39,500)	(5,300)
Noncash interest expense	5,400	16,300

Changes in operating assets and liabilities:
Accounts receivable	(786,200)	(379,200)
Inventory	(300,200)	(782,200)
Other current assets	(2,538,900)	(357,000)
Right of use asset – operating leases	858,000	390,200
Right of use asset – finance lease	63,500	59,600
Other assets	(284,200)	(33,900)
Accounts payable, accrued expenses and other	(431,350)	(548,900)
Operating lease liability	(734,700)	(278,600)
Deferred revenue	1,482,800	1,461,300
Other liabilities	(27,100)	155,000
Net cash used in operating activities	(9,719,350)	(6,869,900)

Cash flows from investing activities:
Purchases of short-term investments	(202,867,700)	(16,988,400)
Maturities of short-term investments	22,000,000	2,500,000
Purchases of property and equipment	(2,712,050)	(1,713,300)
Proceeds from sale of equipment	4,600	—
Net cash used in investing activities	(183,575,150)	(16,201,700)

Cash flows from financing activities:
Net proceeds from issuance of common stock	236,077,300	28,567,200
Borrowings under notes payable	—	1,440,000
Principal payments on notes payable	(4,922,400)	(1,440,000)
Proceeds from exercise of stock options	2,424,000	285,900
Principal payments on finance leases	(66,100)	(39,500)
Net cash provided by financing activities	233,512,800	28,813,600
Net increase in cash and cash equivalents	40,218,300	5,742,000
Cash and cash equivalents, beginning of period	18,755,200	15,210,800
Cash and cash equivalents, end of period	$58,973,500	$20,952,800

Supplemental cash flow information:
Cash paid for interest	$420,900	$316,800

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$153,950	$—
Lease liability reduction due to operating lease modification	$304,600	$—
Other liability reduction due to exercise of warrant	$1,086,600	$—

See accompanying notes to unaudited condensed consolidated financial statements.

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company”) is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. The Company leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and to pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing. In early 2020, the Company established a wholly owned subsidiary, CARMA Cell Therapies, Inc., as part of its development of CARMA, the Company’s proprietary, mRNA-based, clinical-stage, immuno-oncology cell therapy platform. In the first quarter of 2021, the Company concluded all pre-clinical and clinical activities related to the CARMA platform. There were no material CARMA-related expenses in the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company incurred aggregate CARMA-related operating expenses of $4.4 million, which consisted of $2.5 million of ongoing CARMA expenses primarily for preclinical research and clinical activities as well as $1.8 million of severance, legal and other costs associated with the cessation of CARMA activities.

The COVID-19 pandemic has disrupted economic markets and the economic impact, duration and spread of related effects is uncertain at this time and difficult to predict. As a result, it is not possible to ascertain the overall future impact of COVID-19 on the Company’s business and, depending upon the extent and severity of such effects, including, but not limited to potential slowdowns in customer operations, extension of sales cycles, shrinkage in customer capital budgets or delays in customers’ clinical trials, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In 2020, the Company made adjustments to its operating, sales and marketing practices to mitigate the effects of COVID-19 restrictions which reduced planned spending, particularly on travel and marketing expenditures. In addition, COVID-19 restrictions may have delayed or slowed the research activities of some existing and prospective customers or may result in supply chain disruptions for materials we use in our business. It is not possible to quantify the impact of COVID-19 on the Company’s revenues and expenses to date in 2021 or its expected impact on future periods.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021 (the “Final Prospectus”).

Initial Public Offering

The Company’s registration statement on Form S-1 related to its initial public offering of common stock in the United States (the “IPO”) was declared effective on July 29, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, the Company issued and sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to the Company of

$201.8 million. The Company received aggregate net proceeds of $184.3 million from the IPO after deducting aggregate underwriting commissions and offering costs of $17.6 million.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2020 included in the Final Prospectus and have not materially changed during the nine months ended September 30, 2021, except as noted below.

Concentration of Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the three and nine months ended September 30, 2021, one customer represented 28% and 22% of revenue, respectively. During the three and nine months ended September 30, 2020, one customer represented 15% and 15% of revenue, respectively. As of September 30, 2021, one customer accounted for 38% of accounts receivable. No customer accounted for over 10% of accounts receivable at December 31, 2020.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and nine months ended September 30, 2021, the Company purchased approximately 60% and 39% of its inventory from two and one suppliers, respectively. During the three and nine months ended September 30, 2020, the Company purchased approximately 62% and 52% of its inventory, respectively, from two suppliers. As of September 30, 2021, none of the amounts payable to individual suppliers exceeded 10% of total accounts payable. As of December 31, 2020, amounts payable to three suppliers totaled 62% of total accounts payable.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $26,200 in foreign currency transaction gains and $54,200 in foreign currency transaction losses for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $49,600 in foreign currency transaction gains and $37,500 in foreign currency transaction losses for the nine months ended September 30, 2021 and 2020, respectively.

Cash, Cash Equivalents and Short-term Investments

The following table summarizes the Company’s cash equivalents and short-term investments at September 30, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$20,480,600	$—	$—	$20,480,600
Corporate debt	Cash equivalents	5,169,800	—	(800)	5,169,000
Commercial paper	Cash equivalents	30,998,000	1,200	—	30,999,200
Commercial paper	Short-term investments	196,914,700	62,000	—	196,976,700
Total cash equivalents and short-term investments		$253,563,100	$63,200	$(800)	$253,625,500

The following table summarizes the Company’s cash equivalents and short-term investments at December 31, 2020:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$8,702,200	$—	$—	$8,702,200
Commercial paper	Cash equivalents	6,523,500	—	—	6,523,500
Commercial paper	Short‑term investments	13,996,800	1,800	—	13,998,600
Corporate debt	Short‑term investments	2,010,700	—	(100)	2,010,600
Total cash equivalents and short-term investments		$31,233,200	$1,800	$(100)	$31,234,900

At times the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk.

Inventory

Inventory is carried at the lower of cost or net realizable value. Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials inventory	$1,615,700	$1,771,300
Finished goods inventory	2,532,700	2,544,500
Total inventory	$4,148,400	$4,315,800

The Company determined no allowance for obsolescence was necessary at September 30, 2021 or December 31, 2020.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company determined no allowance was necessary at September 30, 2021 or December 31, 2020.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life.

Property and equipment include capitalized costs to develop internal-use software.  Applicable costs are capitalized during the development stage of the project and include direct internal costs, third-party costs and allocated interest expenses as appropriate.

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture and equipment	$4,364,200	$3,492,900
Instruments	2,516,300	1,424,600
Leasehold improvements	641,400	641,400
Internal-use software and other assets under development	1,249,400	—
Internal-use software	1,999,300	1,963,000
Accumulated depreciation and amortization	(3,960,500)	(2,975,700)
Property and equipment, net	$6,810,100	$4,546,200

During the nine months ended September 30, 2021, the Company transferred $467,600 of instruments previously classified as inventory to property and equipment leased to customers. During the nine months ended September 30, 2020, the Company transferred $232,800 of instruments previously classified as inventory to property and equipment leased to customers.

For the three and nine months ended September 30, 2021, the Company incurred depreciation and amortization expense of $366,000 and $1,007,400, respectively. For the three and nine months ended September 30, 2020, the Company incurred depreciation and amortization expense of $290,300 and $768,500, respectively.

In the three and nine months ended September 30, 2020, the Company capitalized $3,800 and $12,100, respectively, of interest expense related to capitalized software development projects. No interest expense was capitalized in the three and nine months ended September 30, 2021.

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

During the third quarter of 2021, the Company netted $17.6 million in issuance costs against IPO proceeds (see Note 2). As of September 30, 2021 and December 31, 2020, there were no capitalized deferred offering costs in the condensed consolidated balance sheets.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, was 13.0 million for the three and nine months ended September 30, 2021. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options and stock purchase warrants, was 13.0 million for the three and nine months ended September 30, 2020.

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

3.    Revenue

Revenue is principally from the sale of instruments and processing assemblies, and extended warranties and the lease of instruments, which lease agreements also include customer-specific milestone payments. In some arrangements, products and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,443,400	$—	$5,443,400	$13,560,700	$—	$13,560,700
Lease elements	—	4,530,400	4,530,400	—	9,676,100	9,676,100
Other	165,300	—	165,300	505,300	—	505,300
Total	$5,608,700	$4,530,400	$10,139,100	$14,066,000	$9,676,100	$23,742,100

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$4,506,900	$—	$4,506,900	$9,946,400	$—	$9,946,400
Lease elements	—	2,093,400	2,093,400	—	7,347,200	7,347,200
Other	162,300	—	162,300	361,300	—	361,300
Total	$4,669,200	$2,093,400	$6,762,600	$10,307,700	$7,347,200	$17,654,900

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $6.8 million and $5.0 million as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recognized $2.6 million and $4.4 million, respectively, and during the three and nine months ended September 30, 2020, $1.8 million and $3.0 million, respectively, of revenue was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at September 30, 2021 was $1,229,400, of which the Company expects to recognize $732,800 in one year or less, $183,600 in one to two years, $124,400 in two to three years, and $188,600 thereafter.

For the three and nine months ended September 30, 2021 and 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

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

During the third quarter of 2021, the Company completed the IPO and received aggregate net proceeds of $184.3 million (see Note 2).

Warrant

In connection with the November 2019 credit facility (see Note 4), the Company issued the lender a warrant to purchase 71,168 shares of common stock at an exercise price of £1.09081 per share. The warrant was exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability at issuance, as its strike price was in a currency other than the Company’s functional currency. The warrant was recorded at its fair value at the end of each reporting period thereafter with changes from the prior balance sheet date recorded on the condensed consolidated statements of operations (see Note 6).

In a cashless settlement in August 2021, the lender fully exercised the warrant in exchange for 64,603 shares of common stock.

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

At December 31, 2020 and September 30, 2021, there were 4,175,737 and 4,597,179 shares available to be issued under the Plan, respectively.

The weighted-average fair value of the options granted during the three months ended September 30, 2021 and 2020 was estimated to be $8.52 and $2.11, respectively. The weighted-average fair value of the options granted during the nine months ended September 30, 2021 and 2020 was estimated to be $7.72 and $1.34, respectively.

The value of an option award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2021, total unrecognized compensation expense was $27,741,800, which will be recognized over the next 3.3 years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
General and administrative	$1,313,300	$297,900	$3,224,600	$817,800
Sales and marketing	444,800	117,900	1,066,400	335,900
Research and development	527,300	182,200	1,219,400	550,900
Total	$2,285,400	$598,000	$5,510,400	$1,704,600

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at September 30, 2021.

The following table identifies the carrying amount of this warrant at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liability classified warrant	$—	$—	$441,200	$441,200
Total at December 31, 2020	$—	$—	$441,200	$441,200

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2021 and 2020:

	Mark-to-market liabilities – warrant
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$799,400	$126,000	$441,200	$74,700
Change in fair value	287,200	148,100	645,400	199,400
Exercise of warrant	(1,086,600)	—	(1,086,600)	—
Balance, end of period	$—	$274,100	$—	$274,100

The gains and losses resulting from the changes in the fair value of the warrant liability were classified as other income or expense in the accompanying condensed consolidated statements of operations. The fair value of the common stock warrants at the end of each reporting period was determined using the Black-Scholes option pricing model or other option pricing models as appropriate and included the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

The Company has no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Short-term investments carried at amortized cost are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No fair value impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

7.    Commitments and Contingencies

Operating Leases

The Company is a party to various leases for office and laboratory space. A member of the Company’s Board of Directors is the CEO and Board member of the lessor of certain of these leases for which the rent payments totaled $159,600 and

$155,800 in the three months ended September 30, 2021 and 2020, respectively, and $477,900 and $466,300 in the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the Company had a $1,025,100 right of use (ROU) lease asset, a $572,300 short-term lease liability and a $500,200 long-term lease liability related to its operating leases. At December 31, 2020, the Company had a $1,728,300 ROU asset, a $572,600 short-term lease liability and a $1,234,600 long-term lease liability related to its operating leases.

At September 30, 2021 and December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 1.9 years and 2.8 years, respectively.

On May 27, 2021, the Company entered into an operating lease for new office and manufacturing space. The lease for the new space consists of three phases, with Phase 1 estimated to commence by end of 2021 which is subject to revision, and the lease of all phases is estimated to expire on July 27, 2035. Both the Company and the landlord have a one-time right to terminate a portion of Phase 3 of the lease during a defined time window. The Company will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse the Company for the costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are approximately $24.5 million over the lease term.

Finance Leases

In August 2021, the Company exercised its purchase option under a finance lease and acquired the associated leased laboratory equipment. At September 30, 2021, the Company had no ROU finance asset or lease liability.

At December 31, 2020, the Company had a $218,300 ROU asset, a $100,000 short-term lease liability included in “Accrued expenses and other” and a $142,200 long-term lease liability included in “Other liabilities” related to its finance lease.

All Leases

Lease costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of ROU asset	$7,900	$23,800	$55,600	$59,500
Interest on expense	900	3,900	7,000	10,800
Operating lease cost	174,200	168,600	521,100	505,800
Short-term lease cost	12,200	8,800	31,100	8,800
Variable lease cost	75,600	74,000	226,800	215,500
Total lease cost	$270,800	$279,100	$841,600	$800,400

As of September 30, 2021, maturities of lease liabilities that had commenced prior to September 30, 2021 were as follows:

	Operating Leases	Finance Leases

Remainder of 2021	$186,100	$—
2022	579,200	—
2023	405,000	—
Total lease payments	1,170,300	—
Discount factor	(93,600)	—
Present value of lease liabilities	$1,076,700	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described in “Risk Factors Summary” and elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes: three instruments, the ATx, STx and GTx; our portfolio of proprietary single-use processing assemblies, or disposables; and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with 121 granted U.S. and foreign patents and 66 pending patent applications worldwide (counts based on individual country filings and grants for both direct and regional filings).

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $23.7 million and incurred a net loss of $14.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $109.4 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and field application scientist teams, scaling our manufacturing operations, and research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

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

Recent Developments

Our registration statement on Form S-1 related to our initial public offering of common stock in the United States (the “IPO”) was declared effective on July 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, we issued and sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received aggregate net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering costs of $17.6 million. We believe that the net proceeds from the IPO, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, however, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for more information about our current capital resources.

We have also continued to enter into Strategic Platform License (“SPL”) agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument technology access fees and disposables as well as downstream economics on our partners’ programs (both pre- and post-commercial). In the first nine months of 2021, we have signed SPL agreements with Myeloid Therapeutics, Celularity, Inc., and Sana Biotechnology. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we believe we have several potential opportunities to sign SPL agreements in the coming months.

We recognized $2.5 million and $2.0 million in program-related milestone revenue in the first nine months of 2021 and 2020, respectively. Although there is uncertainty around the timing and realization of milestones, as they are dependent on the regulatory activities and clinical success of our partners, we are encouraged by the potential for meaningful milestone revenue over the next 12 to 18 months as our partners progress through the clinic towards pivotal trials.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2021	2020

	(in thousands)

Total revenue	$10,139	$6,763
Cost of goods sold	944	735
Gross profit	9,195	6,028
Operating expense
Research and development	2,775	4,518
Sales and marketing	3,212	2,039
General and administrative	5,652	2,313
Total operating expense	11,638	8,870
Operating loss	(2,443)	(2,842)
Other income (expense)
Interest and other expense	(289)	(263)
Interest and other income	52	7
Total other income (expense)	(238)	(256)
Net loss	$(2,680)	$(3,099)

Revenue

We generate revenue principally from the sale of instruments and single-use processing assemblies (“PAs”) and buffer, and from the lease of instruments to our customers. In addition, our SPLs include clinical progress milestones and sales-based payments to us which may also provide material revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPLs, we separately analyze revenue derived from our cell therapy customers and drug discovery customers, as well as the performance-based milestone revenues we recognize under our SPLs. Cell therapy revenues include primarily revenue from instruments sold, annual license fees for instruments under lease, and sales of our proprietary disposables. Drug discovery revenue includes primarily revenue from instruments sold, sales of our proprietary disposables and, occasionally, instruments leased.  Program-related revenues include clinical progress milestone and sales-based revenues derived from SPL agreements. Milestone revenues are recognized when a customer achieves the associated milestone event. To date, all Program-related revenue has consisted entirely of pre-commercial milestone revenue.

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cell therapy	$6,226	$4,509	$1,717	38%
Drug discovery	1,909	2,002	(93)	(5)%
Program-related	2,004	252	1,752	695%
Total revenue	$10,139	$6,763	$3,377	50%

Total revenue for the three months ended September 30, 2021 was $10.1 million, an increase of $3.4 million, or 50%, compared to revenue of $6.8 million during the three months ended September 30, 2020.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments, and sales of disposables, in each case to cell therapy customers, as well as an increase in program-related revenue. In the cell therapy market, instrument sales and licenses of instruments increased by $1.5 million which was primarily due to continued high levels of capital invested in companies operating in our target markets, while disposable sales increased by $0.2 million, as a result of the continued progression of our cell therapy partners’ therapeutic development programs. In the drug discovery market, the $0.1 million decrease was primarily driven by a $0.3 million decrease in instrument sales, partially offset by a $0.3 million increase in sales of disposables. The $1.8 million increase in program-related revenues resulted from clinical progress of our SPL customers, consistent with the expected variability of milestone revenues given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that it may moderate as the volume of SPLs and associated milestones grows.

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

During the three months ended September 30, 2021, gross margin was 91%, compared to 89% in the same period of 2020. The increase in gross margin was principally due to increased milestone revenues, which have no associated cost of goods sold. Our margins depend on the revenue mix from instruments, PAs and potential milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPLs on terms similar to those currently in effect.

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cost of goods sold	$944	$735	$209	28%
Gross profit	$9,195	$6,028	$3,168	53%
Gross margin	91%	89%

Costs of goods sold increased by $0.2 million, or 28%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $3.2 million, or 53%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by increased revenue from instrument and disposable sales,  licensed instruments and program-related revenue.

We expect that our cost of goods sold will generally increase or decrease as our instrument and disposables revenue increases or decreases. We expect our gross margin to benefit from realization of the economics from our SPL agreements, to the extent that such milestones grow to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Research and development	$2,775	$4,518	($1,743)	(39%)

Research and development expenses consist primarily of costs incurred for our research activities related to advancing our technology and development of applications for our technology, including research into specific applications and associated data development, process development, product development (e.g., development of instruments and disposables, including hardware and software engineering) and design and other costs not directly charged to inventory or cost of goods sold.

These expenses principally include employee-related costs, such as salaries, benefits, incentive compensation, stock-based compensation, and travel, as well as consultant services, facilities, and laboratory supplies and materials. We expense research and development costs as incurred in the period in which the underlying activity is undertaken.

For periods through the first half of 2021, our research and development expenses included costs associated with developing the CARMA platform principally for a concluded clinical trial. There were no material CARMA-related expenses in the third quarter of 2021. As a result of our strategic decision to focus on out-licensing this platform, we will no longer incur any material CARMA-related expenses in future periods.

Research and development expenses decreased by $1.7 million, or 39%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by a $2.5 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $0.4 million increase in stock-based compensation expenses primarily due to stock price appreciation and a $0.3 million increase in headcount, occupancy and lab expenses.

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

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Sales and marketing	$3,212	$2,039	$1,173	58%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities.

Sales and marketing expenses increased by $1.2 million, or 58%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by a $0.6 million increase in compensation expenses as a result of increases in headcount and a $0.3 million increase in stock-based compensation primarily due to stock price appreciation.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
General and administrative	$5,652	$2,313	$3,339	144%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and costs associated with being a Nasdaq and AIM listed public company such as director fees, U.K. NOMAD and broker fees, investor relations consultants and insurance costs.

General and administrative expense increased by $3.3 million, or 144%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by a $0.9 million increase in compensation expense associated with headcount and salary increases, a $1.0 million increase in stock-based compensation primarily due to stock price appreciation, and a $1.1 million increase in expenses associated with the costs of our common stock being listed on the Nasdaq stock exchange, as well as legal and professional services.

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

Interest and Other Income (Expense)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Interest and other expense	$289	$263	$26	10%
Interest and other income	52	7	45	657%

Interest and other expense slightly increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by the MidCap warrant valuation adjustments, partially offset by decrease in interest expense driven by the repayment of the MidCap loan in March 2021. We currently maintain no outstanding debt facility. Interest and other income and expense was immaterial for the three months ended September 30, 2021 and 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Total revenue	$23,742	$17,655
Cost of goods sold	2,422	1,860
Gross profit	21,321	15,795
Operating expense
Research and development	12,058	12,853
Sales and marketing	8,914	5,933
General and administrative	13,583	5,684
Total operating expense	34,554	24,470
Operating loss	(13,233)	(8,675)
Other income (expense)
Interest and other expense	(1,044)	(545)
Interest and other income	70	56
Total other income (expense)	(974)	(490)
Net loss	$(14,208)	$(9,165)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cell therapy	$15,721	$10,697	$5,024	47%
Drug discovery	5,510	4,952	558	11%
Program-related	2,512	2,005	507	25%
Total revenue	$23,742	$17,655	$6,087	34%

Total revenue for the nine months ended September 30, 2021 was $23.7 million, an increase of $6.1 million, or 34%, compared to revenue of $17.7 million during the nine months ended September 30, 2020.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments, sales of disposables to cell therapy customers and program-related milestone revenue. In the cell therapy market, revenue from instrument sales and licenses of instruments increased by $3.8 million, which was primarily due to continued high levels of capital invested in companies operating in our target markets, while disposables sales increased by $1.2 million as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $0.6 million increase was due to a $0.9 million increase in sales of disposables, which was driven by sales of newly introduced multi-well processing assemblies, partially offset by a $0.4 million decrease in sales of instruments. The $0.5 million increase in program-related revenues resulted from expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that it may moderate as the volume of SPLs and associated milestones grows.

Costs of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cost of goods sold	$2,422	$1,860	$561	30%
Gross profit	$21,321	$15,795	$5,526	35%
Gross margin	90%	89%

Cost of goods sold increased by $0.6 million, or 30%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $5.5 million, or 35%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by increased revenue from instrument and disposable sales, licensed instruments and program-related revenue.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Research and development	$12,058	$12,853	($795)	(6%)

Research and development expenses decreased by $0.8 million, or 6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by a $3.2 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $1.0 million increase in compensation expenses associated with headcount increases, a $0.7 million increase in stock-based compensation primarily due to stock price appreciation, a $0.3 million increase in lab supplies expenses and a $0.2 million increase in occupancy expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Sales and marketing	$8,914	$5,933	$2,981	50%

Sales and marketing expenses increased by $3.0 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $1.9 million increase in compensation expenses as a result of increases in headcount and commissions on sales and a $0.7 million increase in stock-based compensation primarily due to stock price appreciation and a $0.2 million increase in marketing expenses.

General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
General and administrative	$13,583	$5,684	$7,898	139%

General and administrative expense increased by $7.9 million, or 139%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $2.5 million increase in compensation expense associated with headcount and salary increases, a $2.4 million increase in stock-based compensation primarily due to stock price appreciation, a $1.7 million increase in expenses including legal and professional services, a $0.5 million increase in expense associated with the costs of our common stock being listed on the Nasdaq stock exchange, and a $0.5 million increase in occupancy, depreciation and other general expenses.

Interest and Other Income (Expense)

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Interest and other expense	$1,044	$545	$499	92%
Interest and other income	$70	$56	$15	26%

Interest and other income were immaterial in the nine months ended September 30, 2021 and 2020. Interest and other expense increased by $0.5 million, or 92%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by the termination fees associated with repayment before maturity of the MidCap loan and the fair value change of common stock warrants.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three and nine months ended September 30, 2021, we incurred net losses of $2.7 million and $14.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $109.4 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and from revenues associated with sales and licenses of our products to customers. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $255.9 million. On August 3, 2021, we completed our IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

We expect to incur increased near term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(9,720)	$(6,870)
Investing activities	(183,575)	(16,202)
Financing activities	233,513	28,814
Net increase in cash and cash equivalents	$40,218	$5,742

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $9.7 million, and consisted primarily of our net loss of $14.2 million, offset in part by net non-cash expenses of $7.2 million, including stock-based compensation of $5.5 million, warrant liability fair value adjustments of $0.6 million, and depreciation and amortization expenses of $1.0 million. We also had net cash outflows of $2.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue (consisting primarily of unrecognized instrument license revenue) of $1.5 million and a decrease in the net effect of our right-of-use assets and lease liabilities of $0.2 million, partially offset by a $2.5 million increase in prepaid expenses (other current assets), a $0.4 million decrease in accounts payable and accrued expenses, a $0.8 million increase in accounts receivable, a $0.3 million increase in inventory and a $0.3 million increase in other non-current assets.

Net cash used in operating activities for the nine months ended September 30, 2020 was $6.9 million, and consisted primarily of our net loss of $9.2 million, offset in part by non-cash expenses of $2.6 million, including stock-based compensation of $1.7 million and depreciation and amortization expenses of $0.8 million. We also had net cash outflows of $0.3 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.5 million, partially offset by a $0.5 million decrease in accounts payable and accrued expenses, a $0.8 million increase in inventory, a $0.4 million increase in accounts receivable and a $0.4 million increase in other current and non-current assets.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $183.6 million, which was primarily attributable to net purchases of short-term marketable securities of $180.9 million, as well as purchases of property and equipment of $0.9 million, capitalized new product development costs of $1.5 million and capitalized lease-related expenses of $0.3 million. Purchases of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Net cash used in investing activities during the nine months ended September 30, 2020 was $16.2 million, which was primarily attributable to net purchase of short-term marketable securities of $14.5 million and purchases of property and equipment of $1.7 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $233.5 million, which was primarily attributable to net proceeds of $236.1 million, including $51.8 million from the issuance of common stock in the first quarter and $184.3 million from the IPO in the third quarter of 2021, and proceeds of $2.4 million from the exercise of stock options, partially offset by the repayment of the Midcap loan of $4.9 million.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $28.8 million, which was primarily attributable to net proceeds of $28.6 million from the issuance of common stock.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2021 consisted of operating lease obligations. On May 27, 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 estimated to commence by the end of 2021, and the lease of all phases is estimated to expire on July 27, 2035. We and the landlord each have a one-time right to terminate Phase 3 of the lease associated with 13,543 square feet during a defined time window. We will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are approximately $24.6 million through the lease term.

On June 8, 2021, we exercised our option to early terminate the terms of one of our existing office space lease arrangements. The amended office lease expires on June 7, 2022.

As of September 30, 2021, operating lease obligations included $1.2 million in payments due under our lease of office and laboratory space under operating lease agreements that expire in October 2023. In August 2021, we terminated a finance lease and as of September 30, 2021, we do not have any finance lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $255.9 million, which consisted primarily of money market funds and commercial paper. The primary objective of our investment approach is to preserve principal and provide liquidity. As of September 30, 2021, we held money market fund securities of $20.5 million, short-term corporate debt of $5.2 million and short-term commercial paper of $227.9 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations.

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

Based on our evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

From July 1, 2021 through July 29, 2021, we granted options to purchase an aggregate of 240,000 shares of our common stock, pursuant to our Long-Term Incentive Plan, as amended, or our LTIP, with a weighted average exercise price of $14.36 per share. From July 1, 2021 through July 29, 2021, certain of our employees exercised options to purchase an aggregate of 15,458 shares of our common stock pursuant to options issued under our LTIP, with a weighted average exercise price of $2.35 per share, for an aggregate purchase price of $36,400. These issuances were exempt from registration under the Securities Act pursuant to the exemption provided in Rule 701 of the Securities Act.

(b) Use of Proceeds

On August 3, 2021, we closed our IPO, in which we issued and sold 15,525,000 shares of common stock at a price to the public of $13.00 per share, inclusive of 2,025,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-257810), which was declared effective by the SEC on July 29, 2021. The joint book-running managers of the offering were Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C.

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

MaxCyte Inc.

Date: November 10, 2021	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: November 10, 2021	By:	/s/ Amanda Murphy
	Name:	Amanda Murphy
	Title:	Chief Financial Officer (Principal Financial Officer)