Form 10-K
period 2021-12-31
MAXCYTE, INC.
filed 2022-03-22
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

Commission file number: 001-40674

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s common stock of £8.98, as reported by the AIM, a market operated by the London Stock Exchange, on that date, or approximately $12.42 per share based on the last reported exchange rate for British pounds sterling of £1.00 = $1.3829 on June 30, 2021, was approximately $1.0 billion. The registrant’s common shares began trading on the Nasdaq Global Select Market on July 30, 2021.

As of March 17, 2022, the registrant had 101,509,099 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in this Annual Report on Form 10-K. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

●	We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our ATx, STx and GTx instruments, as well as sales of single-use disposable PAs, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
●	Our business is dependent on adoption of our products by biopharmaceutical companies and academic institutions for their research and development activities focused on cell-based therapeutics. If biopharmaceutical companies and academic institutions are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
●	We may be unable to compete successfully against our existing or future competitors.
●	If we cannot maintain and expand current partnerships and enter into new partnerships, that generate marketed licensed products, our business could be adversely affected.
●	The failure of our partners to meet their contractual obligations to us could adversely affect our business.
●	Our partners may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.
●	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
●	We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on continued supply of components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.
●	We have limited experience manufacturing our PAs and if we move manufacturing of our PAs in-house in the future and are unable to manufacture our PAs in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
●	Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
●	If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.

●	New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all.
●	Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could harm our reputation, increase our costs and reduce our sales. If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, our operating results, reputation and business will suffer.
●	Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining, or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact references to our FDA Master File and Technical Files by our partners.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	Our expected future growth and the success of our business model;
•	The potential payments we may receive pursuant to our Strategic Platform Licenses, which we refer to as SPLs;
•	The size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
•	The rate and degree of market acceptance of our products within the cell engineering market;
•	The expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;
•	Our ability to expand our customer base and enter into additional SPLs;
•	Our ability to accurately forecast and manufacture appropriate quantities of our products to meet commercial demand;
•	Our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
•	Our ability to maintain our FDA Master File and Technical Files;
•	Our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	The development, regulatory approval and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
•	Our ability to retain and hire senior management and key personnel;
•	Regulatory developments in the United States and foreign countries;
•	Our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	Our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	Our financial performance and capital requirements;
•	Our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

•	Our use of available capital resources.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

You should read this Annual Report and the documents that we file from time to time with the Securities and Exchange Commission, or SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

PART I

Item 1. Business

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance innovative cell-based research and development as well as next-generation cell therapeutic discovery, development and commercialization. Over the past twenty years, we have developed and commercialized our proprietary Flow Electroporation platform, which facilitates complex engineering of a wide variety of cells.

Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

With increased knowledge of cell complexity and systems biology in the scientific community, researchers have sought to leverage or repurpose cell functions and/or machinery for research or therapeutic purposes. The ability to engineer living cells by introducing foreign molecules, such as gene editing systems and transgenes, has led to a revolution in biological research and resulted in numerous biological discoveries. Living human cells can also be engineered ex vivo, or outside the body, where they are repaired or reprogrammed to fight disease. In this case, the engineered cell itself is the drug.

Cell therapy has emerged as one of the fastest growing and most promising treatment modalities to address a host of human diseases. Over the past few years, the success of multiple U.S. Food and Drug Administration, or FDA, approved cell therapies providing long-lasting amelioration of symptoms or presence of disease has catalyzed tremendous investment—leading to exponential growth in cell-based therapies being evaluated for therapeutic applications. The Alliance for Regenerative Medicine, or ARM, an international advocacy organization, estimated in August 2021 that the regenerative medicine sector, which consists of gene, cell, and tissue-based therapeutic developers raised an aggregate of $14.1 billion in the first half of 2021, which represents the strongest first half on record and is on pace to exceed the $19.9 billion raised in 2020. As of August 2021, ARM estimates that there were more than 2,600 ongoing clinical trials focused on regenerative and advanced medicine, which includes gene therapy, cell-based immuno-oncology, cell therapy and tissue engineering, including 1,320 industry-sponsored trials by 1,200 companies and 965 unique therapies in development, and forecasts that this number will grow to 3,100 by 2026 with 355 programs expected to be in Phase 3 development.

Our ExPERT platform, which is based on our proprietary Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes three instruments, which we call the ATx, STx and GTx, respectively, as well as a portfolio of proprietary related disposables and consumables (as well as the VLx instrument for very large-scale cell engineering made available for sale in December 2021). These include processing assemblies, or PAs, designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 130 granted U.S. and foreign patents and more than 60 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, or NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and

20 of the top 25, pharmaceutical companies based on 2021 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research.

Our Competitive Strengths

We believe our industry leadership position and continued growth will be driven by the following competitive strengths:

•	Our proprietary technology platform unlocks the significant potential of advanced cell-based therapeutics. We have built our ExPERT platform to advance the growing demands for non-viral delivery and next-generation cell and gene engineering approaches. Our platform technology enables delivery of almost any molecule into almost any cell type. We believe our platform leads the industry in performance (measured by consistency, efficiency, viability, flexibility and scale). Our platform is further supported by a robust intellectual property portfolio.
•	Comprehensive, high-performance transfection platform. We believe our ExPERT platform offers a unique value proposition given the flexibility to scale up from research to cGMP manufacturing on a single platform— enabling the engineering of cells ranging from tens of thousands of cells to tens of billions of cells in a single transfection run in 30 minutes or less. Our long-term internal engineering expertise is supplemented by our customer focused approach—with a growing application scientist team working with our customers across increasingly diverse applications.
•	Positioned as a leader in the large and growing next-generation cell therapy market with the ability to capitalize on rising demand for non-viral approaches. We believe we are well positioned to capture increased market share within the large and growing next-generation cell therapy market. Since the FDA approved the first engineered CAR-T cell therapies to treat blood-based cancers in 2017, the number of cell therapy candidates being evaluated pre-clinically and clinically has grown exponentially. We expect growth to continue given the remaining high unmet medical need in cancer and other chronic conditions and predict increased investments in cell therapy product development across a variety of human diseases. We expect to grow our market share given the high performance of our platform and the ongoing adoption of non-viral delivery as the industry has trended towards developing advanced cell-based therapies with complex engineering strategies to improve efficacy, reduce time to patient treatment and expand into new indications.
•	Innovative partnership business model focused on value creation and shared success. Our SPLs allow us to participate in the value creation of our customers’ programs via pre-commercial milestones and in nearly all cases commercial sales-based payments. We intend to continue to build a portfolio of strategic partnerships with cell therapy developers, which provide us with a growing, diversified source of potential downstream revenue.

In addition to the high performance and flexibility of the ExPERT platform, we believe our partnership model further reduces clinical risk and development timelines for our cell therapy partners. By entering into an SPL with us, for example, our partners gain access to our FDA Master File to support their IND-enabling studies and potentially shorten clinical development. Our FDA Master File, which is a submission to the FDA with confidential detailed information about our products, methods, processes and data, was originally established in 2002 and has been continuously updated as platform improvements are implemented to support different applications and cell types. The FDA Master File and equivalent Technical Files in other countries can be referenced by our partners to support their own regulatory submissions with the goal of accelerating regulatory submissions processes for our partners. To date, our FDA Master File and Technical Files have been referenced by our customers in over 40 clinical trials.

•	Recurring revenue model provides high visibility, with drivers of potential long-term upside. Our business model enables us to generate substantial revenue from five sources: sales of instruments, disposables and consumables to new customers; additional sales of instruments, disposables and consumables to our existing installed base; annual instrument license fees from cell therapy customers; potential pre-commercial milestones under SPLs; and potential commercial sales-based payments under SPLs. We generate high recurring revenue from our ExPERT instrumentation licenses, as well as disposables and consumables (or buffer) sales, which provides visibility into future near-term revenue. Over the last three years, annual renewals of instrument licenses were greater than 80% on average—and for our SPLs were near 100%. In addition to recurring revenue, we have the potential to receive meaningful pre-commercial and commercial payments under SPLs if our customers are successful in advancing programs through the clinic and into the commercial stage. In aggregate, we have the potential to receive over $1.25 billion in pre-commercial milestone payments under our current SPLs, if all of the programs were to receive regulatory approvals.
•	Founder-led leadership team and workforce with deep domain knowledge. Our management team combines strong and broad subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of scientific, engineering, regulatory and business disciplines. We have supplemented our diverse technical experience by assembling a deep operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe the team we have assembled with talent from multiple disciplines and a science- and customer-focused culture represents a significant competitive advantage for us. As of December 31, 2021, of our 84 full-time employees, 54 have advanced degrees including 22 with Ph.D. degrees.

Our Technology Platform

The foundation of our technology is our proprietary and patented Flow Electroporation platform, which we have developed and optimized for more than 20 years. Electroporation, or electro-permeabilization, leverages the fundamental properties of cell membranes, the ability to create reversible permeability in the presence of an electric charge, as a universal method to introduce foreign molecules, or transfect, eukaryotic cells, which are cells with a cell membrane and neucleus. Electroporation can be applied to almost any eukaryotic cell type to deliver a broad range of molecules, including DNA, mRNA, siRNA and proteins. Our proprietary Flow Electroporation platform is fully scalable and can support small-scale research and development through large-scale cell engineering for development of commercial therapeutics.

Our technology platform is marketed under the ExPERT brand. The value of our ExPERT brand starts with Efficiency—with high delivery Efficiency, users can achieve Potency, with high Potency, users improve their chances of therapeutic Efficacy, and if this can be repeated, Reproducibly from patient to patient, users have a successful Therapy. By delivering high efficiency at any scale, the ExPERT platform is designed to improve our customer’s ability to achieve the required therapeutic index, enabling accelerated, cost-efficient translation of complex cellular therapies from research to the clinic.

Our ExPERT platform consists of three instruments, the ATx, STx and GTx, which use a broad range of PAs, or disposables, of different volumes to enable scalable electroporation from tens of thousands to billions of cells to facilitate the translation of complex cellular therapies from concept to the clinic, in support of the intended therapeutic commercialization.

ConceptDoEOptimizationVerification

Phase IPivotalValidation

ApprovalOn-Market

Disposables (referred to as processing assemblies) facilitate scale up on same GMP platform

Our ExPERT family of instruments and disposables support scale-up for cell therapy

Overview of our ExPERT Platform

Our Flow Electroporation Technology was designed to meet the stringent demands of clinical use—namely, the ability to safely and reproducibly modify a broad range of primary human cells with high efficiency, low cytotoxicity, and at the scale required to enable the treatment of patients across a diverse range of diseases.

We believe the current ExPERT instrument family represents the next generation of our clinically validated, electroporation technology for complex and scalable cellular engineering. By delivering high transfection efficiency with enhanced functionality and ease of use, the ExPERT platform delivers the high-end performance that we believe is essential to enabling the next wave of biological and cellular therapeutics. The combination of the ExPERT instruments, associated disposables and universal electroporation buffer provides researchers, production scientists, and cGMP facilities with a solution to transfect cells with high efficiency, viability and consistency, which are the three attributes that are consistently ranked by our customers as the top requirements when choosing a cellular or gene engineering platform for clinical use. We believe our ExPERT platform is seen as a critical enabling technology by many of the leading cell therapy companies, helping them to achieve their program goals and milestones expeditiously. Our instruments are sold or licensed for research or clinical use, while the associated disposables and electroporation buffer are sold to support pre-clinical research and development work and are compatible for integration into cGMP manufacturing environments.

We believe that the following four components of our platform have allowed us to successfully address the increasing complexity of cellular engineering approaches in the industry:

•	Instrument design;
•	Electroporation and cell handling protocols;
•	PAs (disposables); and
•	Universal electroporation buffer formulation (consumables).

In addition, we have implemented a global scientific and regulatory support strategy for our customers that is designed to accelerate clinical development and streamline the regulatory submission process, thereby potentially saving time and reducing cost and development risk.

We believe our ExPERT platform offers a compelling value proposition to our academic and biopharmaceutical customers due to: (i) the ability to use our technology to deliver almost any molecule into almost any cell type, including hard-to-transfect human primary cells, while maintaining high cell viability and function; (ii) the capacity to introduce larger and more diverse and multiple payloads compared to other intracellular delivery technologies, such as viral vectors; and (iii) the flexibility to scale up from research to current good manufacturing practices, or cGMP, manufacturing on a single platform—enabling the engineering of cells ranging from tens of thousands of cells to tens of billions of cells in a single transfection run in 30 minutes or less.

We believe our ExPERT intracellular delivery platform provides value across numerous applications in the life sciences market, including research, discovery, development, and manufacturing of next-generation, cell-based therapeutics, as well as in biomanufacturing, such as transient protein production for drug discovery and manufacturing of other proteins, including biological therapeutics, viral vectors and vaccines, and small molecule drug discovery.

Our ExPERT technology platform is being used in the clinic to support the development of next-generation cell therapy approaches to treat human disease. Following the successful clinical development leading to FDA approvals of CAR-T cell therapies in blood-based cancers, developers have focused on improving efficacy, lowering the cost of manufacturing and/or expanding engineered cell therapies into new indications, such as solid tumors. To address these goals, the ex vivo cell therapy industry has trended towards developing more complex therapies that require sophisticated engineering and gene manipulation as well as the use of different starting cell types.

In addition, we are committed to continued research and development investments in technology and scientific innovation to maintain our market leadership position.

Our Industry Background

As the cell therapy market continues to evolve, more complex approaches are being deployed to improve efficacy, reduce time to patient and expand the application of cell therapy to additional indications. The use of viral vectors carries several challenges, however, especially given the increase in complexity of these “next-generation” ex vivo cell therapy approaches, such as:

•	Viral payload limitations. Many methods of gene manipulation require insertion of relatively large molecules, including proteins such as CAS9 RNP for CRISPR or plasmids. Viral vectors, particularly AAV, have fundamental payload capacity limitations, curtailing their utility for complex engineering systems. Additionally, the industry has continued to shift to using complexed molecules including combination of proteins and mRNA which cannot be delivered by viral means.
•	Concerns around toxicity. Given viruses used in gene therapy by default infect human cells, there continue to be questions around the safety profile associated with viruses. In particular, there are concerns over the potential for random integration of lentivirus and the widespread presence of neutralizing antibodies against many AAV serotypes used in gene therapies.
•	Costs and time to market. Concerns exist regarding viral vector manufacturing capacity and the cost associated with viral development and manufacturing. Additional bottlenecks arise from demand for viral approaches, which has led to subsequent demand for cGMP plasmids. The ongoing COVID-19 pandemic has further exacerbated demand, particularly for adenovirus, and suspension cells, which are difficult to engineer at high volume. Concurrently, regulatory scrutiny and product characterization requirements are increasing as more gene and cell therapy products reach the clinic, as noted by the FDA’s revised guidelines for viral vector analytics in early 2020.

Novel intracellular delivery approaches are needed to support the increased complexity of the burgeoning cell therapy pipeline. Characteristics include reducing immunogenicity risk of viral vectors, the need to drive high efficiency of multi-molecule delivery while maintaining high cell viability and potency, reducing the risk of potential genotoxicity of multiplex editing (potential for translocations), the need to deliver a large number of molecules at scale, the ability to deliver to a large number of cell types in a time efficient matter, and the need to manufacture in a cGMP environment—all at a manageable cost.

The challenges of viral delivery methods and increased complexity of next-generation cell therapies has driven increased adoption of non-viral delivery technologies, such as electroporation. We believe our ExPERT technology is well positioned as a non-viral delivery platform in the cell therapy market. Originally developed in 1999 for the cell therapy market, we have systematically designed and improved the platform to deliver any molecule, into any cell at any scale, with high efficiency and under cGMP conditions. Our ExPERT platform is now the delivery backbone for a number of next-generation cell therapy programs that are in the clinic.

Our Agreements with Customers

We have a diverse portfolio of clinical partners and licensees that mirror the overall next-generation engineered ex vivo cell therapies. While difficult to predict given uncertainty around regulatory approvals and clinical risk, according to Evaluate Pharma, a provider of commercial intelligence and predictive analytics to the pharmaceutical industry, the first next-generation ex vivo cell therapies using non-viral approaches could be approved in the United States as early as 2023.

Our platform’s ability to engineer a diversity of cell types (including CAR-T, chimeric antigen receptor Natural Killer cells, or CAR-NK/NK, T cell receptor, or TCR, and stem cells) and cell sources (autologous and allogeneic) enhances our opportunity by potentially providing for SPL revenues regardless of which approaches advance in the coming years. Additionally, our instruments and platform are well validated, having been used in over 40 clinical trials to date and having been involved in the development of drugs to treat a variety of indications spanning from hematological malignancies to solid tumors to inherited genetic disorders. We believe that the increasing number of publications highlighting the performance of our platform compared to other electroporation, transfection and transduction approaches will continue to drive acceptance of our products in the cellular engineering market segments.

In addition to sales of our instruments, as part of our business model we enter into the following types of instrument license agreements with our customers:

Research Licenses

Research licenses are agreements we have entered into with customers (which could be academic institutions or commercial entities), which provide access to the use of our instruments for pre-clinical research-only purposes, without the rights or ability to produce material for use in the clinic. Research licenses provide the customer with the ability to use the platform for research in exchange for a non-refundable, annual lease payment of typically $150,000 per instrument per year, or in certain circumstances under a sale of an instrument to a cell therapy user. We have entered into many research licenses to-date, either as (i) stand-alone research license agreements, (ii) research and clinical license agreements that do not have associated commercial rights or (iii) under an SPL, which allows a customer to use the instrument for clinical development and potential commercial sale of a therapeutic product. Research licenses under a stand-alone research license agreement (as well as instruments purchased for research use) could represent opportunities for future SPLs.

Clinical Licenses

Clinical licenses are agreements with academic institutions or commercial entities that provide access to the use of our instruments in the clinical evaluation and development of a therapeutic product intended for human use. In a clinical license, we retain title to the instrument and provide the customer with the ability to use the platform for production of clinical material for human clinical use, as well as access to our application scientist team, all in exchange for an annual lease payment that typically approximates $250,000 per instrument per year for commercial customers. Academic clinical licenses can represent opportunities for future SPLs to the extent that commercial entities seek and obtain rights to such programs from the academic institution.

Strategic Platform Licenses (SPLs)

Given our value proposition in non-viral delivery, we have established strategic relationships in the form of SPLs with a growing number of leading cell therapy developers as they work to bring next-generation cell therapies into and through the clinic and advance those candidates to potential commercialization.

Under these SPLs and other license agreements with our customers, we retain title to the licensed instrument and associated intellectual property, and in exchange for an annual license fee per instrument, we provide our customers with non-exclusive access, for a defined field of use to our:

•	cGMP-compatible platform, which enables early-optimization and scale-up from pre-clinical research into clinical development using our intellectual property portfolio;
•	FDA Master File and Technical Files, which may accelerate and streamline development and reduce regulatory risk in the creation and development of our partners’ therapeutic drug candidates;
•	Experienced commercial team of sales personnel and application scientists who work directly with our customers to solve cell engineering problems; and
•	Continuous know-how and cell engineering process improvements.

In return, these SPLs provide us with the ability to secure downstream program-related pre-commercial milestones and, in most cases, commercial sales-based payments. In addition, from our SPL customers, we receive both annual research and clinical license fees as well as payments from sales of our proprietary disposables as recurring revenue streams. Given growth in the cell therapy pipeline and increased investment in the space, we estimate that the number of potential SPLs for us will continue to grow significantly, based on our estimates of growth in the cell therapy pipeline, growth in the number of therapeutic delivery entrants into the market and ongoing shift to non-viral delivery.

Our customer relationships may evolve to an SPL after the customer’s drug candidate optimization and verification process nears completion and the clinical process development stage begins. Specifically, if a customer wishes to use our products in the clinical phase of process development, they will need to enter into an SPL, as a customer must obtain clinical rights to perform clinical process development, including for engineering runs. Customer discussion for an SPL can take place any time during our engagement.

Our SPL customers typically pay an annual license fee per instrument per year for a research license (for pre-clinical use) or per instrument per year for a clinical license (for clinical or commercial use) or in certain circumstances purchase an instrument for research use. Partners also purchase associated single-use disposables and consumables as needed. Our SPL partners also commit to pay pre-commercial milestone payments for each therapeutic licensed under the agreement and produced using our platform, as they achieve key pre-commercial clinical development events (including for example, IND filing, dosing of an agreed number of patients in a Phase 1 clinical trial, initiating a pivotal clinical trial, and BLA approvals in specified regions). Almost all of our SPLs also include a commitment to pay us post-approval sales-based payments for commercialized therapeutics.

We view our ability to sign SPLs as a key measure of our success in partnering with leading therapeutic developers in the clinic and supports the high performance of our platform.

The following graphic is an example of typical single-product revenues from a representative SPL:

Commercial Phase
Low single digit % share of sales, including sale-based payments, annual instrument fees and disposable sales
Approval: Year 5+
Multiple 7-figure milestones
Mid-late Clinical: (Phase 2/3) Years 3-5+
7-figure milestone per product
Increasing instrument and disposables usage
Early Clinical: (Phase 1/2) Years 1-3
Mid-6-figure to Low-7-figure milestones
1-3+ Instruments + disposables
Instruments and Processing Assemblies
Milestones
Sales Based Payments

Our SPLs and research and clinical licenses may be terminated at the option of our customers at any time. Annual instrument lease fees are non-refundable and customers may not use our instruments or process assemblies after terminating their agreement with us. We retain title to the leased instrument in each of our licenses. Upon contract termination, our customers would be responsible for any further clinical studies or data development that regulators may require to allow a change in their cell engineering methodology. To date, none of our SPL licensees has ever terminated their contract with us.

We have entered into 16 SPLs with commercial cell therapy developers since January 1, 2017, all of which remain active as of the date of this report.

Of the over 95 potential program allowed under our current SPLs, more than 15% are in the clinic, meaning they have at least an FDA-cleared investigational new drug application, or IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. Clinical trials then involve the administration of the investigational product to human subjects under the supervision of qualified investigators and are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

5

Our 16 SPLs have the potential to generate over $1.25 billion in pre-commercial milestone payments if all of the licensed programs were to achieve regulatory approvals. In addition, under the SPLs, we typically have the potential to receive significant, sales-based commercial payments for approved products. However, clinical development involves a lengthy and expensive process with uncertain outcomes, including the results of pre-clinical research, as well as product safety and efficacy, and therefore our customers may not begin or complete clinical development, or may never receive FDA or other regulatory approval for, all product candidates covered by their SPL agreements with us, in which case we will not receive the full potential pre-commercial milestone payments or the sales-based commercial payments or royalties contemplated by our agreements.

Our Products

The ExPERT instrument family was designed to provide a single unifying technology that can be used from concept to clinic, with both the research and clinical versions of the instrument incorporating the same underlying technology and protocols. Our customers have a choice of three different instrument versions that are standardized on the same technology to deliver the same high performance—the ATx, STx and GTx (as well as the VLx instrument for very large-scale cell engineering which became available for sale in December 2021). Customers can start with the lower to medium scale research instrument (ATx) and then scale to the clinical version (GTx), without the need for re-optimization and re-validation. The STx provides the same scale as the GTx, but is used for drug discovery applications, not for human therapeutic use, and is not covered by our FDA Master File or our Technical Files.

We believe these systems will also be supportive of the commercial marketing of our partners’ therapeutic products which we enable. By allowing our customers to perform their research and process optimization on a research platform and seamlessly scale to a clinically validated, cGMP environment and 21 CFR Part 11 compatible clinical platforms, significant time and cost savings can be realized.

All of our instruments have been designed to provide customers with the key features required for a scalable high-performance transfection solution. Each of our ExPERT instruments are benchtop with the same small footprint and have integrated touch screens with an intuitive Graphical User Interface, or GUI, designed for simple training and operation. To support use in the cGMP suite for clinical manufacturing, our GTx ExPERT software is network capable to enable upload of electronic batch records to a local shared drive and has a software intermediary to facilitate integration and automated data transfer to cloud-based data management solutions. We have integrated hardware and software design solutions, manufactured under cGMP, that are tailored for use in cGMP manufacturing of clinical products for advanced cellular therapies.

The following chart summarizes the features of the three ExPERT instruments:

ExPERT ATx: Research focused, static electroporation for small to medium scale transfection

Our ExPERT ATx static electroporation instrument is a research focused, high performance electroporation platform for small to medium scale transfection. The ATx instrument delivers high efficiency and viability at research scale and can utilize our range of PAs capable of transfecting from 75,000 up to 700 million cells. Additionally, our ATx instrument is compatible with all of our static PAs, which can also be used on our GTx instrument, allowing for a seamless transition to our clinical cGMP-compatible platform. The ATx is designed and used by our customers for early design of experiment and process optimization at small scale to minimize cell acquisition and reagent costs. Once optimized for the biological function with smaller numbers of cells, the process can be replicated and scaled before being transferred to the clinical platform (GTx) for eventual manufacturing in the cGMP suite or to the STx platform for drug discovery.

ExPERT STx: Flow Electroporation for protein production and drug development

Our ExPERT STx, which is used in the field of protein production as well as other drug discovery applications, also incorporates our proprietary Flow Electroporation Technology for high yield transient expression of complex proteins, viral vectors, vaccines and biologics. Our STx instrument has high efficiency and can rapidly transfect from 75,000 up to 20 billion cells. When combined with flexible media strategies, the STx allows for substantial improvement in yields of high-quality, transiently expressed proteins while enabling reduced media costs.

Another key application area for the STx is expression of therapeutic targets for cell-based assays. Traditionally, drug screening has been performed using stable cell lines because conventional transfection technologies, such as lipofection, may induce changes to membrane composition, which does not offer the consistency and scalability that are critical for sensitive, high throughput screens. By enabling high efficiency transfection of multiple plasmids simultaneously into billions of cells, the STx provides drug developers with the ability to express complex, multi-subunit proteins, such as ion channels, in physiologically relevant cells. The high viability of our transfected cells leads to robust assay responses on multiple platforms, including automated electrophysiology and high content screening technologies.

Moreover, precise control over loading efficiency gives assay developers the ability to “dial in” optimal assay windows.

ExPERT GTx: Flow Electroporation for large scale transfection in therapeutic applications

The ExPERT GTx incorporates our proprietary Flow Electroporation Technology for use in the cGMP manufacturing of cellular therapies for use in the clinic. By incorporating the Flow Electroporation Technology, larger volumes of up to 20 billion cells can be electroporated within 15 to 20 minutes. With a processing potential that ranges from 75,000 to 20 billion cells on a cGMP, 21 CFR Part 11 compatible system, the GTx represents a platform for clinical electroporation at large scale.

The GTx integrates several design features that are critical for use in a cGMP setting, such as barcode reading capability to maintain positive identification of patient samples, 21 CFR Part 11 compatible software and networking capability for automated uploading of electronic batch records to either a central server or to a cloud-based data management platform. The GTx enables closed sample processing, on a system compatible with integration into cGMP manufacturing environments, and that has an established regulatory path supported by our FDA Master File and Technical Files.

ExPERT VLx: Designed for very large volume cell-engineering

The VLx Large-Scale Transfection System is a cGMP compliant instrument specifically designed for very large volume cell-engineering. Using proprietary Flow Electroporation Technology, the VLx supports the ability to transfect up to 200 billion cells in less than 30 minutes—10 times the capacity of the STx and GTx. This system is designed for the rapid and large-scale production of recombinant proteins, monoclonal antibodies, viral vectors, vaccines, virus-like particles, or VLPs, and allogeneic cell therapies. We introduced the VLx under the ExPERT umbrella in December 2021 to provide our customers with an easier to use system that incorporates the benefits of the ExPERT platform. We plan to expand the functionality of the VLx into new applications, such as large-scale bioprocessing. We expect that additional investment will be needed to build out process development capabilities, manufacturing capacity, for new processing assembly design and the addition of large-scale bioprocessing-specific field resources.

Disposables—Processing Assemblies (PAs)

Our range of disposable PAs is an important differentiator for us. We are not aware of any other company with the breadth and diversity of volume ranges and designs to enable high efficiency electroporation in flow, single-well and multi-well formats, for use in both the research and clinical settings. We view the PA design as one of the key contributors to the high efficiency and viability of the ExPERT platform.

We have designed a range of PAs that are specially designed to process and electroporate the user’s chosen quantity of cells. Each PA contains two electrodes, between which a medical-grade gasket is sandwiched that has a unique well design consistent with the processing volume required and to allow maximum retrieval of cells. We have designed a unique range of PAs capable of electroporating cell volumes from small to large scale, in single and multi-well formats, for both research and clinical use. Cells are placed into the sample bag in large scale PAs or into the well or wells in small scale PAs and the PA is then connected to the instrument for processing. The instrument touch screen allows the operator to select the desired cell protocol that encodes the electroporation parameters, select the type of PA to be used and enter any sample specific information. Once the sample information has been entered, the operator will touch the “Start Processing” icon on the user interface and the sample will be rapidly processed. Larger volumes of cells are accommodated by larger capacity PAs and a set of simple software commands through the intuitive GUI.

Our ExPERT system uses two PA designs — a static cuvette used for smaller cell volume requirements (from 75,000 cells up to 200 million cells) and a cartridge that is used for both static and Flow Electroporation for larger cell volumes (700 million up to tens of billions of cells). The Flow Electroporation PA (CL-2) allows for processing of cellular volumes ranging from 10 mL to 100 mL and up to tens of billions of cells. The CL-2 consists of bags and associated tubing, made from medical grade materials, that are connected to the electroporation cartridge. Users will transfer their cells and loading molecules to the sample bag, and the pump on either the GTx or STx instrument pumps a fixed volume of cells into the cartridge chamber where they are electroporated. Once the electroporation is complete, the cells are pumped to the collection bag and the chamber is filled with the next volume of cells for electroporation. This process is repeated until the entire sample volume is processed. The maximum volume of 100 mL of cells can be processed in approximately 15–20 minutes.

Our two ExPERT PA designs are shown in the pictures below:

We have conducted extensive end-user research over the last several years to continue to improve the design of the PAs and the range of products available. As a result, we launched the ExPERT cuvette in 2020 based on customer feedback, which incorporated a new design to improve handling and ease of use. In 2021, we expanded the availability of the ExPERT PA design, continuing to roll it out across the entire range of cuvettes. Conversion of the portfolio will be completed in 2022. We also expanded our portfolio of multi-well cuvettes, which reduce manual handling and improve productivity in the lab, with the launch of our R-50x8. The R-50x8 is an 8-well cuvette capable of processing up to 225,000 cells in each well. By enabling eight samples to be processed in the same cuvette, a more efficient process can be achieved by users.

The following matrix shows our full line of currently available PAs and their respective specifications and features, including the ExPERT instruments with which they can be used:

We are committed to continuing to strategically invest in improvements in the PA design and range of products to ensure that customers have solutions that address all of their volume and use requirements, in both research and clinical settings, including current development of advancements for PA(s) that support the VLx.

Supporting Products

Our proprietary electroporation buffer, a balanced salt solution that protects cells during transfection, is formulated for use with all our instrument platforms and PAs. This consumable is used for all cell types, eliminating the need to change buffers as users switch protocols, cell types or scale up. The buffer is made in a cGMP facility, is fully chemically defined and is free of human or animal components, and is tested to meet technical, sterility and endotoxin specifications. This buffer formulation is a key contributing factor, in combination with instrument and PA design features, to the flexibility, high efficiency and viability that can be achieved by customers across the broad range of cell types processed using our platform.

Sales and Marketing

We follow a direct sales model in North America, the United Kingdom, and Europe, while also selling through third-party distributors in Asia and some regions of Europe. As of December 31, 2021, we have over 20 field sales and application scientists located in the United States, the United Kingdom, and several regions in Europe and Asia. Since the commercial launch of our first Flow Electroporation instrument, the installed base of our instruments has grown to more than 500 instruments globally.

Our sales force and field application scientists and international partners inform our current and potential customers of current product offerings, new target applications and advances in our technologies and products. As our primary point of contact in the marketplace, our field teams focus on delivering a consistent marketing message and high level of customer support, while also working to help us better understand the evolving market and customer needs. We intend to expand our sales, support, and marketing efforts in regions such as the Asia-Pacific region. We currently use distributors in countries in these regions, such as in China and Japan, and continuously assess the need for direct sales and local support personnel to supplement our distributors’ resources. As we expand into a new geography, we generally rely initially on third-party distributors until we are able to recruit a direct sales force, field application scientists and business development resources in the country or region.

Our business model is focused on identifying new applications in cell engineering to enable our customers to develop better medicines and maximize use across our customers’ value chains. This is enabled through customer partnerships that allows us to further understand the critical applications for our technology and inform our future developments and market expansion.

Research and Development

Investment in research and development is at the core of our business strategy. Members of our research and development team specialize in many functional areas including molecular biology, cellular biology, physics, gene editing, cell culture, protein manufacturing, mechanical engineering, cell handling processes, electroporation algorithm development and customer technical support.

Our research and development teams are aligned into two teams, applications and instrumentation. The application team is responsible for developing data on key applications, including improving approaches to cell handling and cell culture; designing, developing and enhancing electroporation protocols; developing and enhancing cell engineering applications, and performing product testing and quality assurance activities. The instrumentation engineering team focuses on developing and improving electroporation instruments and PA disposables to meet our partners’ wide range of needs from research to commercialization in a GMP environment. The research and development functional teams work together as a core team, following a stage-gate process to develop, qualify and launch new products to market.

Other research and development activities include customer technical support such as lab cell processing techniques, instrumentation training and application support. Most of our research and development operations are conducted in our Maryland facility.

We have made substantial investments in product and technology development since our inception. Research and development expenses totaled $15.4 million, $17.7 million and $17.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Although our CARMA pre-clinical and clinical development was concluded in the first half of 2021, we expect our research and development expenses outside of CARMA to increase significantly for the foreseeable future as we develop data supporting the use of our products in various applications and continue to enhance our existing products as well as develop new products for our current and new markets.

Manufacturing and Supply

We design our single use PA disposables and conduct final functional testing in our Maryland facility. In addition, we design, develop and manufacture the ExPERT instruments in-house. Our in-house manufacturing and design function is certified as ISO 9001 compliant and our manufacturing facility and controlled-access shipping, receiving and storage spaces are located at our current headquarters in Maryland. We intend to relocate our manufacturing to a significantly larger space in a new facility during 2022.

Instruments

Our range of ExPERT instruments are manufactured, tested and shipped from our Maryland facility under cGMP. Several custom components of our ExPERT instruments are fabricated by third-party suppliers. The assembly of technology-sensitive components and the final assembly is completed in-house. Presently, our Maryland manufacturing facility can support the production of ExPERT instruments in excess of current demand, and we will continue to obtain the space and staffing necessary to meet customer demand for the foreseeable future.

Processing Assemblies

Our family of ExPERT instruments incorporate a broad range of proprietary single use PAs that are specially designed to meet the needs of our customers for cell volume, single- or multi-well configuration, and static or flow processing. These PAs are only available from us and are designed for use only with our instruments and, our range of PAs are designed, developed, tested and shipped from our Maryland facility. We currently outsource manufacturing of components and final clean-room disposables assembly to third parties. We plan to move the cleanroom assembly activities in-house in order to enhance operational control over quality, expand capacity, enable automation implementation and improve other areas of operations. In addition, in-house manufacturing is expected to allow research and development to more rapidly develop new products and enhancements when manufacturing and research and development are in the same facility. We are currently constructing a new facility for occupancy in mid-2022 that will include new cleanroom space for assembly of processing assemblies. Staffing and manufacturing process development for in-house PA manufacturing began in early 2022. We will seek to establish commercial scale PA production capacity by the end of 2022 and full initial capacity during 2023.

Supply

For both instrument and PA manufacturing, we regularly assess our supply chain to ensure availability of components, our ability to respond to customer demand for our products and to qualify multiple suppliers. We have relationships with several custom parts manufacturers and electronics suppliers that can provide components for our instruments, including components currently provided by a single source. Approximately 33% of our inventory held at December 31, 2021, was purchased from one supplier. Single source suppliers are chosen for their business stability and scalability to minimize risk. If a single source supplier has a part or process that is time-consuming to transfer to another supplier, our approach is to hold enough inventory of that part to allow adequate time for technical transfer and qualification wherever possible. Our ongoing strategy is to maintain adequate levels of inventories at all times and to qualify at least two suppliers for critical quality components, and we plan to continue the diversification of our supply chain as we scale. This inventory strategy was designed to minimize supply chain risk and as a result we are currently able to ship on demand and to date have never had a backorder for a product.

Competition

The life sciences market is highly competitive and dynamic, reflecting rapid technological evolution and continually evolving customer requirements. There are other companies, both established and early-stage, that have or are developing electroporation and other non-viral delivery technologies that could be applicable to both bioprocessing and cell engineering. These companies include Lonza Group AG, Thermo Fisher Scientific Inc., Miltenyi Biotec, Bio-Rad Laboratories, Inc. and Harvard Biosciences Inc. (BTX), as well as several other smaller companies, including spinouts from academic labs.

Some of these companies may have substantially greater financial and other resources than us, including larger research and development staff or more established sales forces. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products.

For further discussion of the risks we face as a result of competition, see “Risk Factors—Risks Related to Our Business and Growth Strategy—We may be unable to compete successfully against our existing or future competitors.”

Intellectual Property

Our intellectual property strategy has been, and still is, to obtain patent protection in relevant jurisdictions over our instruments, methods utilizing our instruments, as well as design patents over the ExPERT system. As part of this strategy, we have focused on obtaining protection for our non-viral delivery platform to the extent possible, particularly in the United States and other key jurisdictions of commercial value. As of February 11, 2022, we have more than 130 granted U.S. and foreign patents, including in foreign jurisdictions such as Australia, Canada, Japan, China, South Korea and certain countries in Europe, as well as over 60 pending patent applications worldwide. The main focus of our patent coverage is to protect our Flow Electroporation, processing chambers/disposables, control and process elements, and methods/applications of using our non-viral delivery platform. Our patent portfolio provides protection over our instruments and related methods through at least 2028 and over our electroporation applications and methods through 2034. We are also working to secure design protection of the ExPERT system, which has the potential to provide protection through at least 2036.

In addition to our granted patents and filed applications, we maintain and protect a number of different trade secrets related to our cell processing technology and other core technology areas, such as improvements made to protocols, pulsing patterns, proprietary buffer and formulations developed by us. Our years of accumulated know-how and the technical expertise of our employees provide us with a competitive advantage. We use our know-how and technical expertise to optimize and update our proprietary methods and protocols, such as cell handling and preparation techniques unique to different cells and target molecules, which we confidentially share with our customers.

We maintain the confidentiality of our trade secrets, know-how and proprietary methods and protocols to protect our intellectual property from competitors. One key element of this protection is our FDA Master File and Technical Files described in more detail below, which allow us to submit to the regulatory authorities confidential detailed information about our ExPERT system and disposables. The relevant submission can be referenced by our customers or licensees to support their own regulatory filings without the need for us to disclose the confidential information contained in the FDA Master File and Technical Files.

We also seek to protect our brand through procurement of trademark rights. As of March 14, 2022, we owned 15 registered trademarks in the United States, 146 registered foreign trademarks, 15 pending U.S. trademark applications, and more than 58 pending foreign trademark applications. Our registered trademarks and pending trademark applications include trademarks for MaxCyte, CARMA, a stylized version of ExPERT and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

Government Regulation

The FDA and similar governmental authorities regulate, among other things, the research, development, testing, manufacturing, clearance, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post-market monitoring and reporting, as well as import and export of technologies including biological drug products.

Our biopharmaceutical and life sciences customers are subject to extensive regulations by the FDA and equivalent regulatory authorities in other countries, regarding the conduct of pre-clinical studies and clinical trials, in the manufacture of product candidates and products for use in humans (i.e., “Good Manufacturing Practice” laws and regulations) and the marketing authorization and commercialization of biological drug products.

The activities of sponsors, applicants and manufacturers are subject to regulation of those jurisdictions where the research or manufacturing occur, and also jurisdictions for which applications are planned or have been made and the product is intended to be marketed.

Although we are not engaged in directly regulated activities, our customers will generally assess our products for sufficiency in meeting their regulatory needs, and may impose rigorous quality or other regulatory compliance requirements on us as their supplier through supplier qualification processes and customer contracts.

We have established a quality management system (under ISO 9001:2015 standards) which is designed to respond to customer expectations and needs and support customer adherence to applicable regulatory requirements. The technologies we offer for potential use by customers in a cGMP environment are produced under this ISO 9001:2015 quality management system.

Master Files and Technical Files to Support Customer Regulatory Submissions

Our core business is focused on developing our proprietary and patented electroporation technology platform, which is used by our customers in research and development applications as well as for manufacture of commercial cell therapies. In order to support our customers’ use of our platform, we have voluntarily submitted a Master File to the FDA, Center for Biologics Evaluation and Research and Master Files or Technical Files to comparable regulatory authorities in other jurisdictions, including Canada, Japan, the United Kingdom and Austria, and provide nonexclusive Letters of Authorization to the Master or Technical Files under contractual agreements with our customers. We have also discussed the potential to submit a Master File with the Therapeutic Goods Administration in Australia. In this way, the regulatory body may review information on our platform in the context of its utilization by our partners in regulated products, for example, as described in our customers’ Investigational New Drug (IND) applications. We continuously update the Master and Technical Files in order to support the regulatory activities of our customers. The FDA and regulators in other countries allow Master and Technical Files, but they do not approve them. Rather, they review them in the context of evaluating the submissions by our customers wherein our files are referenced.

U.S. Healthcare Laws and Reform

In the United States, there are federal and state healthcare laws that constrain the business or financial arrangements and relationships through which our customers who use our platform and we, if we develop a product, research, sell, market and distribute products. Such laws include federal and state anti-kickback laws, false claims laws, transparency laws and health information privacy and security laws. Violations of these laws can lead to significant administrative, civil and criminal penalties, including sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in government healthcare programs such as Medicare and Medicaid, imprisonment, additional reporting requirements and/or oversight obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our ability to commercialize any of our products successfully, and our customers and collaborators’ ability to commercialize their products successfully, will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Data Privacy and Security Laws and Regulations

In the ordinary course of business, we may process personal data (including, without limitation, clinical trial data and other data concerning health). Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The EU GDPR and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing may increase our compliance obligations and exposure for any noncompliance. European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, in the European Economic Area, or EEA, the processing of personal data is principally governed by the provisions of the EU GDPR. The EU GDPR applies to any processing operations carried out in the context of an establishment in the EEA as well as any processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA.

The GDPR enhances data protection obligations for controllers of personal data (such as clinical trial sponsors). These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such categories of personal data across the EEA and/or United Kingdom.

Additionally, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

See the section titled “Risk Factors – Risks Related to Our Regulatory Environment and Our Industry” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Employees and Human Capital

As of December 31, 2021, we had 84 full-time employees, 54 of which have advanced degrees including 22 with Ph.D. degrees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

None of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in July 1998 under the name Theramed, Inc. On December 31, 2001, we changed our name to MaxCyte, Inc. Our principal executive offices are located at 22 Firstfield Road, Suite 110, Gaithersburg, Maryland 20878, and our telephone number is (301) 944-1700.

Available Information

Our website address is www.maxcyte.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The address of the SEC's website is www.sec.gov.

Item 1A. Risk Factors

You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and growth prospects could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this report.

Risks Related to Our Business and Growth Strategy

We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.

We are a cell engineering and life sciences company focused on advancing the discovery, development and commercialization of next-generation cell-based medicines. The biopharmaceutical development industry, where the majority of our customers operate, is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception and have financed our operations principally through private financings and public offerings of our securities. We have historically relied on sales and licensing of our ATx, STx and GTx instruments, as well as sales of our portfolio of single-use disposable processing assemblies, or PAs, for the significant majority of our revenue. We may be unable to sell or license our instruments to new customers and existing customers may cease or reduce their utilization of our instruments or fail to renew licenses of our instruments. Our net losses were $19.1 million, $11.8 million and $12.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $114.3 million. Our losses have resulted principally from expenses incurred for the research and clinical development of our proprietary cell therapy CARMA platform clinical candidate MCY-M11 and, to a lesser extent, our ex vivo cell engineering platforms and from sales and marketing costs, manufacturing expenses, management and administrative costs as well as other expenses that we have incurred while building our business infrastructure.

We concluded clinical activities associated with CARMA in the first half of 2021. We expect our expenses and operating losses, excluding CARMA, will continue to increase substantially for the foreseeable future as we expand our research and development efforts, expand the capabilities of our cell engineering platforms and operate as a public company in the United States. We anticipate that our expenses will increase substantially as we:

•	Continue to advance our ex vivo cell engineering platforms and develop new technologies related to our platform;
•	Acquire and license technologies aligned with our ex vivo cell engineering platforms;
•	Expand our operational, financial and management systems and increase personnel, including staff to support our research and development, manufacturing and commercialization efforts;
•	Continue to develop, perfect and defend our intellectual property portfolio; and
•	Incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company in the United States.

We have devoted a significant portion of our financial resources and efforts to building our organization, developing our ex vivo cell engineering platforms, acquiring technology, building out our manufacturing capabilities, organizing and staffing the company, business planning, establishing our intellectual property portfolio, raising capital, securing license and partnership arrangements with customers and providing general and administrative support for these operations.

To become and remain profitable, we must succeed in realizing meaningful pre-commercial milestone payments from our current SPLs and potentially secure future commercial partnership, licensing or collaboration arrangements for use of our cell engineering platforms and similar arrangements for future platforms in development that have not yet been partnered. This will require us to be successful in a range of challenging activities, including continuing to develop our technology and products, accessing, developing and advancing manufacturing capacity, advancing our sales and marketing capabilities and commercializing and selling our products. We may never succeed in any or all of these activities and, even if we do, we may never generate a level of revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our financial results, including profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our financial results, the value of our shares of common stock could be materially adversely affected.

We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our ATx, STx and GTx instruments, as well as sales of single-use disposable PAs, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.

Our ExPERT technology platform and family of instruments—the ATx, STx and GTx, representing next-generation technology for complex cellular engineering, was commercially launched in April 2019 and the VLx was added in December 2021. Sales and licensing of ExPERT technology systems and related instruments together accounted for 54%, 51% and 50% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. We expect that, for at least the foreseeable future, sales and licensing of our ExPERT technology systems will continue to account for a substantial portion of our revenue. The sales cycle for our cell engineering instruments is complex and can take up to 12 months or longer to complete. Material, one-time milestones earned as Strategic Platform License, or SPL, customers achieve clinical progress may also, from time to time be a significant portion of our revenue, are not in our control, are unpredictable and because of the early-stage nature of the cell therapy clinical development, and may contribute materially to the volatility of our revenue. As a result of our lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

As a result of variability and unpredictability, we may also fail to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall short of the expectations of analysts or investors or any guidance we may provide, or if the guidance we provide falls short of the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance we may have provided.

We may be unable to successfully execute on our growth strategy.

We intend to grow our business and market opportunity by continuing to invest in technology and scientific innovation, broadening our distribution capabilities to expand our installed base of ExPERT products, pursuing SPLs with target customers, commercializing our recently released VLx very Large-Scale Transfection System under the ExPERT brand, expanding our commercial infrastructure and considering opportunistic investments, partnerships and acquisitions, among other initiatives. Each of these growth strategies will require considerable time and resources, and we may not be successful in executing any or all of these strategies.

One of the components of our growth strategy is to develop and commercialize our novel ExPERT VLx platform for large-scale bioprocessing applications including viral vector production in suspension cell cultures and rapid production of proteins, including monoclonal antibodies. Prior to the recent release of the EXPERT VLx, the first-generation design under the MaxCyte VLX brand had been sold to a limited number of customers for specific large-scale applications. The current design of the EXPERT VLx aligns with the design, capabilities and branding of three other ExPERT instruments (the STx, ATx and GTx). The specific product enhancements unique to the VLx will enable expansion into new applications such as large-scale bioprocessing and large-scale cell therapy. In order for the VLx to successfully penetrate new markets, we will be required to invest significant time, resources and capital investment in the further development, production and launch of the VLx platform, which could divert our resources from other parts of our business and growth strategy. In addition, the success of the redesigned ExPERT VLx, including new engineering modifications to the platform, may depend in part on the availability, compatibility and capability of appropriate technologies upstream and downstream of electroporation to support potential large-scale applications enabled by the VLx platform, our ability to develop and launch GMP-compliant processing assemblies, and willingness of customers to adopt the ExPERT VLx for new applications. Further, we could encounter delays and setbacks in the eventual full market launch of the ExPERT VLx platform, including implementing engineering modifications necessary for certain large-scale applications, resulting in delayed acceptance by future customers and partners of such a large-scale system. In addition, the sales and implementation cycles of customers for such a large-scale platform may require more time than originally assumed as we may encounter delays in acceptance by potential customers for the VLx platform in large-scale applications, which could negatively impact forecasted revenues.

Another component of our growth strategy is expanding our SPL model, through which we build collaborative relationships with our customers as we facilitate their efforts to bring critical cell-based medicines to market. Even if we are able to enter into additional future SPL arrangements and similar arrangements for future therapeutic products that have not yet been partnered, there can be no assurance that any of the therapeutic products that are being or might be developed by our partners using our technology will continue to advance through clinical development, receive regulatory approvals or be successfully developed into commercially viable products. As a result, we may suffer setbacks in increasing awareness and adoption of our products in addition to the material impact on our financial results as a result of milestones not being realized and leased instruments being returned. Further, setbacks in the clinical trials of our current or future partners, such as serious adverse events, including patient deaths, could significantly impact capital available to customers and our ability to enter into future SPL agreements with new therapeutic product companies.

Our growth strategy also involves expanding our international operations. In addition to risks associated with international operations in general, we will also need to navigate complex foreign regulatory requirements with which we may not be familiar or have experience. To operate successfully in or obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, manufacturing, clinical trials, commercial sales, pricing and distribution of our products. Although our partners have repeatedly been able to reference our FDA Master File in the United States and our Technical Files in some other countries in the course of clinical development of their therapeutic products, we cannot ensure that we will obtain or establish a regulatory Technical File in other countries. If we fail to establish a regulatory Technical File in any jurisdiction, this could make customers in such jurisdictions less likely to adopt our instruments, and the geographic market for our products could be limited.

We believe there are several opportunities to grow our sales and product line. However, we have limited financial and managerial resources, and we may forego or delay pursuit of growth opportunities that later prove to have greater value to our business. Our resource allocation decisions may cause us to fail to capitalize on viable opportunities, and we could spend resources on strategies that are not ultimately successful.

The estimates of market opportunity and forecasts of market growth included in this Annual Report or that we develop internally may prove to be inaccurate, and even if the markets in which we compete are as large as we estimate or achieve their forecasted growth, our business could fail to grow at projected rates, if at all.

Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecast in this Annual Report, our business could fail to grow at projected rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market size and growth included in this Annual Report should not be taken as indicative of our future growth.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product and leased revenue into instrument sales, PAs, leased revenue (recurring revenue), product placements, cumulative product placements, revenue by customer market (cell therapy and drug discovery), and status or number of installed instruments, SPLs, program licenses (research, clinical and SPL) and potential pre-commercial milestones, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both the industry in which we operate and our businesses continue to evolve, so might the metrics by which we evaluate our businesses. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time, for example, the industry breakdown of our customer revenue. Accordingly, investors should not place undue reliance on these metrics.

Our future success is dependent upon our ability to increase penetration in our existing markets and expand into adjacent markets.

Our customer base includes biopharmaceutical and biotechnology companies and academic institutions focused on cell-based therapeutics. Our success will depend in part upon our ability to increase our market penetration by expanding sales to existing customers and acquiring new customers and partnerships within our existing markets, and our ability to market new products and applications to existing and new customers as we develop such products and applications. Attracting new customers and introducing new products and applications require substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with our current products. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

Our success will also depend on our ability to further expand into adjacent markets, such as penetrating non-commercial customer opportunities, including translational academic centers. Our failure to further expand in adjacent markets and attract new customers could adversely affect our ability to improve our operating results.

Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets, technology offerings and partnerships, and there can be no assurance that we will expend our resources successfully or in a way that results in meaningful revenue or capitalizes on potential new markets.

We believe our platform has potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. For example, we believe our products have applications in markets for engineered cell therapies in immuno-oncology and inherited disorders. We seek to continue to prioritize opportunities and allocate our resources among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets for our technology. However, due to the significant resources required for the development of new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or workflows may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant products and applications for markets such as cell therapy or large-scale bioprocessing, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.

Our business is dependent on adoption of our products by biopharmaceutical companies and academic institutions for their research and development activities focused on cell-based therapeutics. If biopharmaceutical companies and academic institutions are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.

Our primary strategy to grow our revenue is to market our products across key stakeholders in cell-based therapeutics, such as biopharmaceutical companies and academic institutions. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. While the number of customers using our products has increased in recent years, many biopharmaceutical companies and academic institutions have not yet adopted our products, and such institutions and companies may choose not to adopt our products for a number of reasons, including:

•	Inability to convince potential customers that our products are an attractive alternative to existing technologies and reluctance of potential customers to replace those existing technologies;
•	Inadequate recruiting or training of talented sales force and field application scientists in existing and new markets to facilitate outreach and further adoption and awareness of our products;
•	Lack of experience of potential customers with our products for cell engineering;
•	Perceived inadequacy of evidence supporting benefits or cost-effectiveness of our products over existing alternatives or negative publicity regarding cell engineering technologies;
•	Liability risks generally associated with the use of new products and processes;
•	Time and training required for potential customers to use and validate our products;
•	A decrease or delay in the research and development activities using our products as a result of the COVID-19 pandemic;
•	Competing products and alternatives; and
•	Introduction of other novel alternative products for cell engineering.

In addition, our customers may experience a change of control or otherwise consolidate with other biopharmaceutical companies and academic institutions. If as a result of such change of control, our customers choose or are forced to modify or terminate cell therapy strategies, adopt other products, or otherwise reduce their use of our products, our ability to execute our growth strategy will be impaired and it will negatively affect our business, financial condition, prospects and results of operations.

We believe that educating notable industry key opinion leaders, or KOLs, and representatives of biopharmaceutical companies and academic institutions about the merits and benefits of our products for Flow Electroporation and cell engineering is one of the key elements of increasing the adoption of our products. If these KOLs, institutions and companies do not adopt our products for any reason, including those listed above, acceptance and adoption of our products will be slowed, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.

We may be unable to compete successfully against our existing or future competitors.

We operate in a highly competitive market characterized by rapid technological change, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We currently compete with both established and early-stage life sciences technologies companies that design, manufacture and market electroporation and other non-viral cell engineering technology based on efficacy, price, ease of use, reimbursement and customer support services.

Our success depends, in part, on our ability to maintain a competitive position in the development of technologies, enhancements and products for use by our customers. Many of the companies developing or marketing competing or alternative products have competitive advantages when compared to us, including:

•	Greater financial and human resources for product development, sales and marketing;
•	Greater domestic and international name recognition and more product familiarity among users;
•	Broader and more established relationships with pharmaceutical companies and academic institutions;
•	broader product lines and the ability to offer lower prices or rebates, integrate technologies more successfully to offer better workflow solutions, bundle products to offer greater discounts or incentives or offer more attractive milestone and partnership terms;
•	Broader intellectual property protection for their technology and products;
•	A larger sales force and broader and more established domestic and international sales and marketing and distribution networks; and
•	More experience in conducting research and development, manufacturing and preparing regulatory submissions, both in the United States and in foreign jurisdictions.

We primarily compete against products marketed by Lonza Group AG, Thermo Fisher Scientific Inc., Miltenyi Biotec, Bio-Rad Laboratories, Inc. and Harvard Bioscience, Inc. (BTX), as well as several other smaller companies, including spinouts from academic labs.

In addition to already marketed products, we also face competition from products that are or could be under development and that target the same applications as our products or applications that we may address in the future. Such product candidates may be developed by the above-mentioned entities and others, including life sciences tools companies, biotechnology companies, pharmaceutical companies, private and public research institutions and academic institutions or may come about as the result of consolidation in our industry. Our competitors may develop and patent processes or products earlier than we can, obtain regulatory clearance or approvals for competing products more rapidly than we can and develop more effective and/or less expensive products or technologies that render our technology or products obsolete or non-competitive. Despite the steps we have taken to maintain and protect our intellectual property, competitors may nevertheless attempt to, or succeed in, developing similar electroporation technology, including Flow Electroporation. We also compete with other organizations in recruiting and retaining qualified scientific and management personnel. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors.

Our business currently depends significantly on research and development spending by biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

A portion of our revenue is derived from sales to biopharmaceutical companies and academic institutions. Much of their funding is, in turn, provided by public and private financings, including investments from venture capital funds and, for public companies, the capital markets. In the near term, we expect that a portion of our revenue will continue to be derived from sales to biopharmaceutical companies and academic institutions. Accordingly, the spending policies and practices of these customers—which have been impacted by the COVID-19 pandemic and may additionally be impacted by other factors—could have a significant effect on the demand for our products. In addition, the demand for our products may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	Macroeconomic conditions and the political climate;
•	Investor confidence in the biopharmaceutical industry and the amount of capital such investors provide to our potential customers;
•	Reduced pricing of approved therapeutics;
•	Scientists’ and customers’ opinions of the utility of new products or services;
•	Changes in the regulatory environment;
•	Differences in budgetary cycles;
•	Competitor product offerings or pricing;
•	Merger and acquisition activity within the industry;
•	Market-driven pressures to consolidate operations and reduce costs;
•	Market acceptance of relatively new technologies, such as ours;
•	Clinical trial or milestone failures that impact our customers’ ability to raise capital; and
•	Inability to sustain capital requirements or bankruptcy.

In addition, while the majority of our revenues are derived from biopharmaceutical customers, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the National Institutes of Health, or NIH, have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease or cease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases or licensing of our products.

Our operating results may fluctuate substantially due to the potential changes in our customers' resources as described above. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

Our current research and development efforts may not produce significant revenue for several years, if at all.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. Our investment in research and development may not result in the data we hope to develop to support marketing of our products or in marketable products or may result in products that take longer to generate revenue, or generate less revenue, than we anticipate. For the years ended December 31, 2021, 2020 and 2019, our research and development expenses were $15.4 million, $17.7 million and $17.6 million, respectively, or approximately 46%, 68% and 81%, respectively, of our total revenue. These amounts included $4.1 million, $11.1 million and $11.7 million, respectively, of investment in our CARMA platform including the clinical investment in our wholly-owned cell therapy candidate, MCY-M11. Although we have no plans to make further investments in development of MCY-M11, our future plans include increased significant investments in research and development of product opportunities for expansion of our products and new application areas for our products. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

International customers have typically accounted for a meaningful portion of our revenue. For the year ended December 31, 2021, approximately 35% of our revenue was derived from international customers, with the most significant markets being the United Kingdom, Switzerland and China. We expect our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	Difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;
•	Difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	General economic conditions in the countries in which we operate;
•	Additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	Compliance with data privacy and security requirements in foreign jurisdictions in which we operate;
•	Imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	Costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products;
•	Compliance with foreign technical standards;
•	Increased length of time for shipping and acceptance of our products;
•	Increased exposure to foreign currency exchange rate risk;
•	Uncertainties related to the political and economic environments, including related to the recent withdrawal of the United Kingdom from the European Union;

•	Reduced protection for intellectual property rights in some countries, particularly China; and
•	Political unrest, war, incidents of terrorism, or responses to such events.

In connection with the ongoing armed conflict between Russia and Ukraine, the U.S. government, United Kingdom and European Union countries have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the levels of government spending or the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets. Although we do not currently conduct any operations in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business or conduct operations, which could adversely affect our business and sales of our products.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations.

Our overall success in international markets depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, operating results and financial condition.

If we fail to offer high-quality customer service, our business and reputation could suffer.

We differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell products to existing and prospective customers. The number of our customers has grown significantly and such growth, as well as any future growth, will put additional pressure on our field application scientists and customer service organization. We may be unable to hire qualified staff quickly enough or to the extent necessary to accommodate increases in demand. Providing an exceptional customer experience requires significant time and resources from our customer service team. Therefore, failure to scale our customer service organization adequately may adversely impact our business results and financial condition.

Customers utilize our service teams and online content for help with a variety of topics, including how to use our products efficiently, how to integrate our products into existing workflows, and how to resolve technical, analysis and operational issues if and when they arise. While we have developed significant resources for remote training and customer service, including our virtual product demonstration process, if our customers do not adopt these resources, we may be required to increase the staffing of our customer service team, which would increase our costs. Also, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.

In addition, as we continue to grow our operations and reach a global customer base, we need to be able to provide efficient customer service that meets our customers’ needs globally at scale. In geographies where we sell through distributors, we often rely on those distributors to provide customer service. If these third-party distributors do not provide a high-quality customer experience, our business operations and reputation may suffer.

If we cannot maintain and expand current partnerships and enter into new partnerships that generate marketed licensed products, our business could be adversely affected.

We do not have our own pipeline of therapeutic candidates, and instead we focus our efforts on the development of our cell engineering offerings, including our ExPERT platform. Our partners then use our instruments and PAs for cell engineering to develop their own therapeutic candidates without our direct involvement. As a result, our success depends on our ability to expand the number and scope of our partnerships. Many factors may impact the success of these partnerships, including our ability to perform our obligations, our partners’ satisfaction with our products, competitive offerings of other companies, our partners’ ability to successfully develop, secure regulatory approval for and commercialize therapeutic candidates using our products, our partners’ internal priorities (including fluctuations in research and developments budgets), our partners’ resource allocation decisions and competitive opportunities, disagreements with partners, the costs required of either party to the partnerships and related financing needs, and operating, legal and other risks in any relevant jurisdiction, as well as severe adverse events in cell therapy trials regardless of association with our partners.

We engage in conversations with companies regarding potential partnerships on an ongoing basis. These conversations may not result in a commercial agreement. Even if an agreement is reached, the resulting relationship may not be successful, including due to factors beyond our control, such as our partners’ inability to successfully develop or commercialize their therapeutic candidates. In such circumstances, we would not generate any substantial revenues from such a collaboration in the form of milestone payments, royalties or otherwise. Speculation in the industry about our existing or potential partnerships can be a catalyst for adverse speculation about us which can adversely affect our reputation and our business.

Further, our customers are subject to the extensive risks and uncertainties that apply to product candidates in this area including those associated with preclinical and clinical research and development and related regulatory and Institutional Review Board authorization and oversight, manufacturing challenges and compliance standards, the data requirements and review process for seeking marketing authorization, and the potential for safety and efficacy concerns to emerge at any stage of product development and even after approval.

If the quality or delivery of our products does not meet our customers’ expectations and needs relative to their regulatory obligations, our reputation could suffer and ultimately our sales and financial results could be negatively impacted.

Our customers operate in a highly regulated industry. In the course of conducting our business, our customers will expect us to adequately address any quality issues suspected to be associated with our products, including defects in our engineering, design, manufacturing and delivery processes, as well as defects in third-party components included in our products. The occurrence of defects in our products may increase as we continue to introduce new products and rapidly scale up manufacturing to meet potentially increased customer demand. Although we have established internal procedures designed to reduce the risks of product quality issues that may arise, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated potential liabilities. In addition, identifying the root cause of quality issues may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation could suffer, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

The failure of our partners to meet their contractual obligations to us could adversely affect our business.

Our reliance on our partners poses a number of additional risks, including the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of therapeutic candidates produced using our instruments and PAs.

In addition, certain of our partners are large, multinational organizations that run many programs concurrently, and we are dependent on their ability to accurately track and make milestone payments to us pursuant to the terms of our agreements with them. Any failure by them to inform us when milestones are reached and make related payments to us could adversely affect our results of operations.

Some of our partners operate in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, and are often subject to country-specific data privacy and data security risk as well as burdensome legal and regulatory requirements. Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us, which may have a material adverse effect on our business, financial condition and results of operations.

Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of their clinical developments and timelines for advancing collaborative programs, and the price of our common stock may decline as a result of announcements of unexpected results or developments.

Our partners have significant discretion in determining when and whether to make announcements about the status of their programs that use our technology, including their pre-clinical and clinical programs, such as setbacks or terminations, and timelines for advancing therapeutic candidates developed using our platform. We do not plan to disclose the development status and progress of individual therapeutic candidates of our partners. Our partners may wish to report such information more or less frequently than we prefer or may not wish to report such information at all. In addition, if partners choose to announce a collaboration with us or their progress, there is no guarantee that we will concurrently recognize any fees or that such announcement will be indicative of future fees to us, as such fees are not due to us until our partner reaches certain specific activities or clinical progress events, for example investigational new drug, or IND, submissions or start of pivotal trials. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.

Our partners may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.

From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners have also made public statements regarding their expectations for the development of programs under partnership with us and they and other partners may in the future make additional statements about their goals and expectations for the progress of their programs and/or their partnerships with us. The actual timing of these events and any resultant revenue to us can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ therapeutic discovery and development programs and the numerous uncertainties inherent in the development of therapeutics. As a result, there can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect, or at all.

Our partners’ development timelines may also be impacted by the current armed conflict between Russia and Ukraine. The escalation of this conflict and the resulting imposition of economic and other sanctions could disrupt or delay our partners’ ability to conduct clinical trial activities, including the evaluation of safety or efficacy data. Although the length and impact of any military action are highly unpredictable, clinical trial sites in Ukraine and other countries may close, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further dosing or follow-up. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our partners’ trials could result in the need to enroll additional patients, which would be costly and could delay our partners’ anticipated timelines for the completion of the trials. There may also be an impact on the health and safety of the trial patients, including an increase in the number and severity of adverse events, due to living in a conflict zone and limited or no access to hospitals or healthcare.

In addition, we have very little visibility into, or advance notice of, any changes in our partners’ development timelines and expectations, which means that we may not be able to swiftly react and adapt to changed expectations related to the achievement and payment of milestones under our agreements. If our partners fail to achieve one or more of these milestones or other key events as we or they expect, our business could be materially adversely affected and the price of our common stock could decline.

Biopharmaceutical drug and therapeutics development is inherently uncertain, and it is possible that none of the drug or therapeutic candidates discovered using our platform that are further developed by our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.

We offer our cell engineering platform to partners who are engaged in drug and therapeutics discovery and development. These partners include large pharmaceutical companies, biotechnology companies of all sizes and non-profit and academic institutions. While we receive early payments generated through sales of our ExPERT instruments and PAs and recurring revenue through the annual licenses of the ExPERT instrument to our partners, we estimate that the vast majority of the economic value of the SPLs that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies discovered or produced using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. There can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any drug or therapeutic candidates discovered or produced with our instruments. As a result, we may not realize the intended benefits of our partnerships. Since 2017, we have entered into 15 SPLs resulting in a growing number of clinical milestone payments, but we have not yet had a licensed program receive regulatory marketing approval.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our partners may not successfully develop any drug or therapeutic candidates with our platform, or our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, manufacturing challenges, commercialization potential, production limitations or prioritization of their resources. For product candidates of the type expected to be developed using our technology, there is the potential they could create a safety risk to patients and can also limit product efficacy. It is possible that none of these drug or therapeutic candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized resulting in clinical progress milestones and commercial sales-based payments not being earned.

Regulatory authorities have substantial discretion in the review and approval process and may refuse to accept any application or may decide that our partners’ data are insufficient to support progression to further stages of pre-clinical or clinical development or for marketing approval and require additional preclinical, clinical or other studies. The number and types of pre-clinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate (including cell therapies, for which development is inherently challenging), the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Application of the legal and regulatory standards for approval, and the type and amount of clinical data and data supporting Chemistry, Manufacturing and Control necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates our partners may seek to develop in the future will never obtain the appropriate, necessary regulatory approvals.

In addition, even if these drug or therapeutic candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs or therapeutics may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Third-party payers may opt to implement efficacy-based payment mechanisms over a multi-year period, which could impact potential product sales in any given year. Likewise, our partners have to make decisions about which clinical stage and pre-clinical drug and therapeutic candidates to develop and advance, and our partners may not have the resources to invest in all of the drug or therapeutic candidates that are produced using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates developed using our platform. Decision-making about which drug or therapeutic candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one or more of our partners is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug or therapeutic candidate that utilizes our platform. If one of our SPL customers terminates its agreement with us, we may find it more difficult to attract new partners.

Our partners, and therefore our potential financial outcomes under our agreements, are also subject to inherent industry-wide FDA and other regulatory risk. The number of new drug applications and biologics license applications approved by the FDA varies significantly over time and if there were to be an extended reduction in the number of new drug applications and biologics license applications approved by the FDA, the industry would contract and our business would be materially harmed. Furthermore, regulatory agencies may introduce new submission requirements or implement new regulations for cell and gene therapies which could result in extended timelines for our partners, creating uncertainty or delays in achieving milestones. Such delays in these milestones will materially affect our ability to forecast and receive milestone payments outlined in our license agreements.

Our partners’ failure to effectively advance, market and sell suitable drug and therapeutic candidates developed using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addressed above, our ability to forecast our future revenues may be limited.

In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.

For the year ended December 31, 2021, one cell therapy company with which we have entered into an SPL accounted for 21% of our total revenue, and our six largest such customers accounted for an aggregate of approximately 40% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue. These partnerships cover a large number of programs under contract, and therefore represent a large portion of potential downstream value. In addition, our partnership agreements are typically terminable at will. As a result, if we fail to maintain our relationships with our partners or if any of our partners discontinue their programs or transition to alternative cell engineering technologies, our future results of operations could be materially and adversely affected.

Similarly, in recent periods, a portion of our revenue has been derived from milestone payments from a limited number of SPL customers. Accordingly, we are more dependent on the success of a limited number of our customers’ programs than we would be if our revenue was derived more broadly from many customer contracts. The loss of any of our large customers, or significant delays or discontinuations in our customers’ programs, would have an adverse effect on our ability to generate revenue.

Our customers’ products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval, which could cause our future results of operations to be materially and adversely affected.

Serious adverse events or undesirable side effects caused by our customers’ products or product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Medicines Agency or other authorities. Results of our customers’ clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death.

If unacceptable side effects or deaths arise in the development of our customers’ product candidates, the Institutional Review Boards at the institutions in which their studies are conducted, the FDA or any comparable foreign regulatory authority could suspend or terminate our customers’ clinical trials or the FDA or other regulatory authorities could order them to cease clinical trials or deny approval of their product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our customers’ product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies or otherwise, to delay or deny approval of our customers’ product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences could negatively impact the availability of capital for the broader cell therapy development market, reduce the demand for our products and harm our business, financial condition and prospects significantly.

We may continue to pursue collaborations or licensing arrangements, joint ventures, strategic alliances, partnerships or other strategic investment or arrangements, which may fail to produce anticipated benefits and adversely affect our operations.

We may continue to pursue opportunities for collaboration, out-license, joint ventures, acquisitions of products, assets or technology, strategic alliances or partnerships that we believe would advance our development. We may consider pursuing growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities. Proposing, negotiating and implementing these opportunities may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, technology or other business resources, may compete with us for these opportunities or arrangements. We may not be able to identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis on acceptable terms or at all.

We have limited experience with respect to these business development activities. Management and integration of a licensing arrangement, collaboration, joint venture or other strategic arrangement may disrupt our current operations, decrease our profitability, result in significant expenses or divert management resources that otherwise would be available for our existing business. We may not realize the anticipated benefits of any such transaction or arrangement.

Furthermore, partners, collaborators or other parties to such transactions or arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons and subject us to potential risks, including the following:

•	Partners, collaborators or other parties have significant discretion in determining the efforts and resources that they will apply to a transaction or arrangement;
•	Partners, collaborators or other parties could independently develop, or develop with third parties, services and products that compete directly or indirectly with our product candidates;
•	Partners, collaborators or other parties may stop, delay or discontinue clinical trials as well as repeat clinical trials or conduct new clinical trials by using our intellectual property or proprietary information;
•	Partners, collaborators or other parties may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liabilities;

•	Disputes may arise between us and partners, collaborators or other parties that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management’s attention and resources;
•	Partners, collaborators or other parties may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable services and products; and
•	Partners, collaborators or other parties may own or co-own intellectual properties covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual properties.

Any such transactions or arrangements may also require actions, consents, approval, waiver, participation or involvement of various degrees from third parties, such as regulators, government authorities, creditors, licensors or licensees, related individuals, suppliers, distributors, shareholders or other stakeholders or interested parties. There is no assurance that such third parties will be cooperative as we desire, or at all, in which case we may be unable to carry out the relevant transactions or arrangements.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

In the future, we may acquire companies, assets or technologies in an effort to complement our existing offerings to enhance our market position. We have not made any acquisitions to date and we currently have no plans, proposals or arrangements with respect to any acquisition. Should we choose to pursue an acquisition in the future, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Any future acquisitions we make could subject us to a number of risks, including:

•	Purchase price we pay could significantly deplete our cash reserves, impair our future operating flexibility or result in dilution to our existing stockholders;
•	We may find that the acquired company, assets or technology does not further improve our financial and strategic position as planned;
•	We may find that we overpaid for the company, asset or technology, or that the economic conditions underlying our acquisition have changed;
•	We may have difficulty integrating the operations and personnel of the acquired company;
•	We may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired assets or technologies;
•	Acquisition may be viewed negatively by customers, financial markets, or investors;
•	We may have difficulty incorporating the acquired technologies or products with our existing products;
•	We may encounter difficulty entering and competing in new product or geographic markets;
•	We may encounter a competitive response, including price competition or intellectual property litigation;
•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;
•	We may be subject to litigation by terminated employees or third parties;

•	We may incur debt and restructuring charges;
•	We may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
•	Our due diligence process may fail to identify significant existing issues with the target company’s product quality, product architecture, financial disclosures, accounting practices, internal controls, legal contingencies, intellectual property and other matters.

Any acquisitions may not generate sufficient revenue to offset the associated costs of the transactions or may result in other adverse effects, which could have a material adverse effect on our business, operating results, and financial condition. In addition, negotiations for acquisitions, collaborations or investments that are not ultimately consummated could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.

Risks Related to the Supply and Manufacturing of Our Products

We depend on continued supply of components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.

We rely on a limited number of suppliers for certain key components utilized in the assembly of our ExPERT instruments and manufacture of our PAs and buffer, and in some cases, such as certain instrument components, for example CPU chips or PA electrodes, we rely on a single supplier for a particular component, subassembly or consumable. Approximately 33% of our inventory held at December 31, 2021, was purchased from one supplier. Although in many cases we use standard components in our products, in some cases, components may only be purchased from a limited number of suppliers or a single supplier. Identifying and qualifying alternate sources may take time and involve additional expense, and there is no guarantee that current suppliers or alternate sources will timely deliver materials that meet our needs. If our customers experience a shortage or delay in delivery of our ExPERT instruments, PAs or buffers our business could be materially and adversely impacted.

Neither we nor our contract manufacturers enter into long-term supply contracts for these components, and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided for in submitted and accepted purchase orders. We are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry, high demand in unrelated industries such as shortages of electronic components due to digitization in the automotive industry, or other factors. Many of the other components required to build our ExPERT instruments are also occasionally in short supply. Global supply chain constraints during 2021 and 2022 have resulted in some of our suppliers having to prioritize certain customers. While we seek to maintain priority with our suppliers, there can be no guarantee that we will not experience shortages as a result of supply chain issues. In addition, the current armed conflict between Russia and Ukraine, and sanctions imposed in response thereto, may create new supply chain issues or exacerbate current supply chain challenges. If shortages or delays arise, we may not be able to timely secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition.

Many of the components that we use are part of the global supply chain and may be manufactured overseas. Therefore, our access to, or ability to acquire, components may be impacted by trade disputes or importation restrictions resulting from such trade disputes between governments. These disputes may result in increased tariffs, duties or taxes that will increase the cost of the components and we may have to increase the price of our products, or incur an impact on our margins, both of which can materially affect customer demand and resulting revenues.

Additionally, damage to a manufacturing facility or other property of any of our suppliers or their distribution channels due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

We have limited experience manufacturing our PAs and if we move manufacturing of our PAs in-house in the future and are unable to manufacture our PAs in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

We have limited experience manufacturing our products. We do not currently manufacture our PAs in-house but may choose to do so in the future. To manufacture our PAs in the quantities that we believe will be required to meet the currently anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

If there is a disruption to our manufacturing operations, we will have no other means of producing our products until we resolve such issues with our manufacturing facilities, develop alternative manufacturing facilities or contract with third-party manufacturers capable of producing our PAs. Additionally, any damage to or destruction of our manufacturing facilities or equipment may significantly impair our ability to supply PAs on a timely basis. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our PAs, changes to labor costs or less favorable terms with third-party suppliers. There can be no assurance that we will not encounter such problems in the future.

If we are unable to manufacture PAs consistently and in sufficient quantities to meet anticipated customer demand, our business, financial condition, results of operations and prospects would be harmed. If we choose to scale the commercial production of our PA and increase our manufacturing capacity, we may encounter quality issues that could result in product defects, errors or recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our PAs to market, harm our reputation and decrease our revenue. Any defects, errors or recalls could be expensive and generate negative publicity, which could impair our ability to market or sell our PAs, and adversely affect our results of operations. Our inability, or that of our suppliers, to find and retain the necessary qualified employees to achieve our manufacturing goals would also negatively impact our ability to meet customer needs.

In addition, we have historically sourced and for the foreseeable future will continue to source components for our PAs from a limited number of manufacturers and, in some cases, sole source manufacturers. With respect to our PA manufacturers, we are neither a major customer, nor do we have long-term supply contracts. These manufacturers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional manufacturers, qualifications can take many months. If we were to lose one or more of our sole or single source manufacturers and suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new manufacturer, particularly from any of our single source manufacturers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our PAs, resulting in increased costs and negative customer perception and could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate supply of our instruments, PAs and other products, we must forecast the inventory needs of our current and prospective customers and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions or failures by competitors, an increase or decrease in customer demand for our products or for products of our competitors, the availability of capital for our customers, our failure to accurately forecast the success of our customers’ therapeutic products, market acceptance of new products, changes in general market conditions, including as a result of the COVID-19 pandemic, seasonal demands, regulatory matters or strengthening or weakening of general economic conditions.

We seek to maintain sufficient levels of inventory of our instruments and other products to protect ourselves from supply interruptions. We rely in part on our commercial team and distributors to supply forecasts of anticipated product orders in their respective territories. If we fail to accurately estimate customer demand for our products, our inventory forecasts may be inaccurate, resulting in shortages or excesses of inventory. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which could negatively impact our business, prospects, financial condition and results of operations. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products in a timely manner or at all, and this could result in reduced revenue and damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not have adequate manufacturing capacity to meet such demand, and additional supplies may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, all of which would negatively affect our business, financial condition and results of operations. If we are unable to meet customer demand, we could lose our existing customers or lose our ability to acquire new customers, which would also negatively impact our business, financial condition and the results of operations.

Risks Related to Our Product Sales

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our offerings include products such as instruments, single-use disposables and the provision of support services to our customers with the goal of supporting the advancement of our customers’ cell-therapies and/or drug discovery activities. We aim to collectively provide our customers with a single, integrated platform to discover, develop and manufacture safer, more targeted and increasingly complex cell-based therapies, designed for integration into customers’ current good manufacturing practices environments. We cannot guarantee that the market for our current products will continue to generate significant or consistent demand. Demand for our current products could be significantly diminished by competitive technologies or products that replace them or render them obsolete or less desirable. Accordingly, we must continue to invest in research and development to develop competitive products. Restrictions resulting from the COVID-19 pandemic have had a negative impact on the work of some of our, and our customers’, research and development programs due to limitations on in-person lab work.

Our future success depends on our ability to anticipate our customers’ needs and develop new products and enhance current products to address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve the desired level of production. If we fail to transfer production processes effectively, develop product enhancements or introduce new products or enabling services in sufficient quantities to meet the needs of our customers, or effectively coordinate with our suppliers, our sales may be reduced and our business would be harmed.

The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Some of the products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products, services and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.

We currently sell and license our products primarily in the cell therapy market, which is characterized by significant enhancements and evolving industry and regulatory standards and a high degree of regulatory scrutiny. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and offer our customers comprehensive solutions and otherwise invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new instruments, single-use disposables software, services, enhancements and new product integrations with electroporation, our offerings may become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new products and applications to further drive adoption of our platform. To the extent we fail to timely introduce new and innovative products, offer enhancements to our existing products, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or significant revenue opportunity. For example, we are committed to developing our platform’s applications within the life sciences market, including research, discovery, development, and manufacturing of next-generation autologous and allogeneic cell-based therapeutics, as well as drug discovery, including protein production for biological therapeutics, viral vectors, vaccines and for the discovery of small molecule drugs. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets and uses for our technology. However, due to the significant resources required for the development of applications data for our products or services for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets, products or services may not lead to the development of any viable products or services and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to successfully achieve on-going adoption of our electroporation platform technology, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.

New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all.

Products from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our current products, and we may not be able to complete development and commercialization of new or enhanced products on a timely basis, or at all. There can be no assurance that our research and development efforts will produce commercially viable products and solutions and before we can commercialize any new products, we will need to expend significant funds in order to, for example:

•	Conduct substantial research and development;
•	In some cases, obtain necessary regulatory clearance or approval;
•	Further develop and scale our laboratory, engineering and manufacturing processes to accommodate different products;
•	Source and enter into agreements with new suppliers and manufacturers; and

•	Further develop and scale our infrastructure.

Our product development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including failure of the product to perform as expected and failure to reliably demonstrate the advantages of the product.

Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources to commercialize any such products. As a result, we may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.

Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could harm our reputation, increase our costs and reduce our sales. If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, our operating results, reputation and business will suffer.

Our success depends on our ability to provide reliable, high-quality products that enable high performance cell engineering through flexible, efficient and cost-effective solutions. Our systems are complex in design and involve a highly complex and precise manufacturing process. As a result of the technological complexity of our systems, changes in our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a product recall, or an adverse effect on our ability to achieve acceptable manufacturing quality and product reliability. To the extent that we do not achieve and maintain our projected quality or product reliability, our reputation, business, operating results, financial condition and customer relationships would be adversely affected.

Our customers may discover defects in our products after the products have been fully installed and operated. In addition, some of our products include components from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	Product recalls and replacement costs;
•	Loss of customers or orders;
•	Damage to our brand reputation;
•	Failure to attract new customers;
•	Diversion of development, engineering and manufacturing resources;
•	Regulatory actions by governmental authorities; and
•	Legal actions by our customers.

We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the image of our products, services and technologies in our target markets may be impaired if our products or services fail to perform as expected. If our products do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, our operating results, reputation, and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

Although our products are tested in accordance with industry standards prior to shipment, defects or errors could nonetheless occur. For example, our instruments or PAs could fail or our partners could use our technology improperly and blame a failure on our systems, resulting in customer complaints and significant resources dedicated to finding the cause of the failure and/or developing a solution. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems and our ability to effectively train and maintain our employees with respect to quality management. A failure of our quality control systems could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations.

We provide a standard one-year warranty on sold instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Since a large portion of our revenue is derived from sales of our PAs, which can only be used when our instruments are functioning, if our instruments fail to function and our customers choose to use alternative cell engineering methods our financial condition and results of operations would suffer. In addition, even after any underlying concerns or problems are resolved, any lingering concerns in our target markets regarding our technology or any manufacturing defects or performance errors, either actual or simply perceived, in our products or services could continue to result in lost revenue, delayed market acceptance, damage to our reputation and claims against us.

If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, application scientists, engineers, scientific personnel, and customer support staff, our business may be adversely affected.

Our future sales will depend, in large part, on our ability to develop and substantially expand our sales and applications scientist infrastructure, particularly as we enter into new markets, rollout new products and platforms and manage inbound interest from new customers. We sell our products through our direct sales force and field application scientists located in North America, the United Kingdom and Europe, and have field application scientists located in the Asia-Pacific region where sales are currently managed by distributors. Our sales and marketing efforts are targeted at pharmaceutical and biotechnology companies and academic institutions focused on cell engineering and drug discovery. To continue driving adoption of our products and to support our global brand, we will need to further expand our field sales and application scientist infrastructure by hiring additional, highly qualified sales representatives, field application scientists, engineers and scientific personnel and customer support staff, in addition to increasing our marketing efforts.

Identifying and recruiting qualified personnel globally with sufficient industry experience and training them requires significant time, expense and attention. If we provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop broad brand awareness in our target markets in a cost-effective manner, our business may be harmed. In addition, if our efforts to expand do not generate a corresponding increase in revenue or result in a decrease in our operating margin, our financial results will be adversely impacted. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

Additionally, our highly specialized application scientists and scientific personnel work closely with researchers, clinicians and current and prospective customers to optimize and implement cell engineering methods, processes and applications to meet their specific needs. Hiring these highly skilled application scientists and scientific personnel is competitive due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our products at a technical level, and training such individuals requires significant time, expense and attention. Furthermore, we face intense competition in the labor market for such highly skilled specialists from competitors in our industry, our customers and companies in other industries, particularly because of the recent rapid growth in the cell therapy field. To effectively support current and potential customers, we will need to hire, maintain, train and grow globally the number of our applications scientists and add to our customer support staff. If we are unable to maintain, attract, train or retain the number of qualified support personnel that our business needs, our business and prospects will suffer.

If we are unable to expand or leverage the number of peer-reviewed articles published using data generated through the use of our products or otherwise increase brand awareness in our target markets, the demand for our products and our business may be adversely affected.

We rely on a significant base of peer-reviewed publications to showcase and validate the application of our technology in academic and clinical research settings. To date, there have been multiple peer-reviewed articles published, including in prominent journals, using data generated through the use of our technology across a wide range of key scientific research areas, including research, discovery, development and manufacturing of next-generation, cell-based therapeutics, as well as drug discovery including protein production for biological therapeutics, viral vectors, vaccines and small molecule discovery. We believe that expanding the number and breadth of these publications, and otherwise developing and maintaining awareness of our brand in our target markets in a cost-effective, manner is critical to achieving broad acceptance of our products and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the reputation and widespread brand awareness that is critical for broad customer adoption of our products.

Risks Related to Our Regulatory Environment and Our Industry

Changes in tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in 2018 and 2019, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterized as unfair trade practices, and China responded by imposing and proposing new or higher tariffs on specified U.S. products. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

We are subject to governmental export controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Exports of our products are subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products to U.S. embargoed or sanctioned countries, governments, persons and entities. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required export approval for our products or limitations on our ability to export or sell our products imposed by export control or sanctions laws may harm our revenues and adversely affect our business, financial condition, and results of operations. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; disruptions of our business operations; significant fines and penalties; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, previously collected data about trial participants (company does not currently collect trial participant data) in connection with clinical trials that concluded in 2021, anonymized blood cell data, and sensitive third-party data collected under confidentiality with our customers and potential customers which may include scientific protocols and plans. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. The regulatory framework for the collection, use, safeguarding, retention, disclosure, transfer and other processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We may be subject to numerous federal, state, local and foreign laws, regulations, rules and standards, as well as associated industry standards, policies and contractual or other obligations, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal data in the jurisdictions in which we operate, collectively, Data Protection Requirements.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, EU and UK GDPR impose strict requirements for processing the personal data of individuals. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million /£17.5 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Further, individuals may initiate litigation related to our processing of their personal data.

Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or United Kingdom, which may increase our costs and overall compliance risk. We also target customers in Asia and have operations, distributors, contractors or employees located or active in Asian countries including, but not limited to China, Japan, India, Korea, Australia, and South Korea and are subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the EU GDPR generally restricts the transfers of personal data from Europe, including the EEA, the United Kingdom and Switzerland, to the United States and most other countries, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. If we are unable to implement a valid solution for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by restricting our activities in Europe; limiting our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with any such Data Protection Requirements, this could result in significant consequences. These consequences may include, but are not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of actual or prospective customers, collaborators or partners; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

All of these evolving compliance and operational requirements may require us to modify our data processing practices and policies, which in turn could distract management or divert resources from other initiatives and projects and may interrupt or delay our development activities. Any failure or perceived failure by us to comply with any applicable laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to U.S. and certain foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to anti-corruption and anti-money laundering laws and regulations, including Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C.§ 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

In addition to selling our products internationally directly through our sales teams, we currently engage third parties outside of the United States and may engage additional third parties outside of the United States, to sell our products internationally and to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Our customers who use our platform and we, if we develop a product, may be exposed to broadly applicable U.S. federal and state healthcare laws and regulations, including those relating to kickbacks and false claims, transparency, and health information privacy and security law. Failure to comply with such laws and regulations may result in substantial penalties.

Our customers who use our platform and we, if we develop a product, may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our products. Such laws include federal and state anti-kickback laws, false claims laws, transparency laws, and health information privacy and security laws.

Violations of such laws may result in substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our ability to commercialize any of our products successfully, and our customers and collaborators’ ability to commercialize their products successfully, will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

Our business is subject to environmental regulation and regulations relating to the protection of health and safety matters that could result in compliance costs. Any violation or liability under environmental laws or health and safety regulations could harm our business.

We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. We handle hazardous substances in our manufacturing processes, and we could be liable for any improper use, storage, or disposal of such substances. We cannot completely eliminate the risk of contamination or injury from hazardous substances or waste, and, in the event of such an incident, we could be held liable for any resulting damages. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future.

The Occupational Safety and Health Act of 1970, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.

The failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants, which could harm our business.

Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining (as applicable in a given jurisdiction), or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact references to our FDA Master File and Technical Files by our partners.

Providing our customers with an established regulatory path for use of our technology in the development of their therapeutics is an important value we provide to our customers. We have established and maintained an FDA Master File and equivalent Technical Files in certain other countries to provide that regulatory path. We may be unable in a timely manner, or at all, to provide similar filings in all countries where our customers desire to perform clinical trials, and regulators may refuse to accept such filings or may change their approach to such filings in a manner that weakens our ability to support our customers. If regulators at any point find that such filings have not been sufficiently maintained or are insufficient to support clinical trials or drug approvals, as a result we may need to disclose confidential information to our partners to allow them to include such information in their filings. In addition, while we believe our FDA Master File and equivalent Technical Files have the potential to create certain efficiencies and reduce certain regulatory development risks for our customers, there is no guarantee that referencing our FDA Master File or Technical File, as applicable, will result in success in customers’ submissions seeking authorization for clinical trials or marketing authorization. We cannot be certain that the FDA or foreign regulators will not require audits of and information on our ExPERT systems used in the clinic as our partners advance their cellular therapies from pre-clinical through clinical development toward marketing approval. Such additional information requests and audits of our facilities could result in delays in the development and potential regulatory approval of our partners’ cellular therapy product candidates, affecting timing of milestone payments and our future ability to enter into new SPL agreements. Failure to adequately respond to any such regulatory requests could result in the regulator preventing our electroporation system from being utilized for a partner’s cellular therapy. This could result in our partners not utilizing our ExPERT system for their other clinical programs and negatively impact our ability to enter into partnership agreements with other cellular therapy developers.

Risks Related to Our Financial Position and Capital Requirements

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

We cannot be certain that our anticipated cash flow from operations will be sufficient to meet all of our cash requirements or our growth plan. We intend to continue to make investments to support our business growth and may require additional funds to:

•	Expand the commercialization of our products and execute on our growth strategy;
•	Fund our operations and product development;
•	Finance the expansion into new international markets;
•	Expand our manufacturing capabilities;
•	Defend, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
•	Commercialize our new products, if any such products receive regulatory clearance or approval for commercial sale; and
•	Acquire companies and in-license products or intellectual property.

We believe our existing cash balances and cash receipts generated from sales of our products will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, we may need additional funding sooner than expected and our business and future funding requirements can change unpredictably due to a variety of factors, including acquisitions, which could affect our funding needs or cash flows from operations. We may be unable to raise additional funds in a timely manner or on terms that are acceptable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay the further development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products.

Our results of operations and liquidity needs could be materially and adversely affected by market fluctuations or an economic downturn.

Our results of operations and liquidity could be materially and adversely affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic policies, conditions and concerns. For example, the global credit and financial markets have been and may continue to be adversely affected by the current armed conflict between Russia and Ukraine and measures taken in response thereto. In the event the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions, some of which may not be federally insured. If economic instability were to occur, we cannot be certain that we would not experience losses on these cash and cash equivalents.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to the:

•	Level of demand for any of our products, which may vary significantly;
•	Timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•	Size, seasonality and customer mix of the cell engineering market;
•	Start, milestone attainment and completion of programs in which our platform is utilized;
•	Sales and marketing efforts and expenses;
•	Rate at which we grow our sales force and the speed at which newly-hired salespeople become effective; changes in the productivity of our sales force;
•	Positive or negative coverage in the media or publications of our products or competitive products;
•	Cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our arrangements with our suppliers;
•	Degree of competition in our industry and any change in the competitive landscape of our industry, including the introduction of new products or enhancements or technologies by us or others in the cell engineering market and competition-related pricing pressures;
•	Changes in governmental regulations or in the status of our regulatory approvals or applications;
•	Future accounting pronouncements or changes in our accounting policies;
•	Disruptions to our business and operations or to the business and operations of our suppliers, distributors, and other third parties with whom we conduct business resulting from the COVID-19 pandemic or other widespread health crises;
•	Future global financial crises and economic downturns, including those caused by widespread public health crises; and
•	General market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Our ability to use our net operating losses, business tax credits and similar tax attributes to offset future taxable income or taxes may be subject to certain limitations.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $90.3 million and $73.3 million, respectively, and federal research credit carryforwards of $0.9 million. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Operations

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business and the businesses of our partners. The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected, by, among other things, disrupting the research and development activities of our customers, disrupting the development of our collaboration partners’ product candidates, disrupting our ability to enter into new collaborations with potential partners in a timely manner, causing disruptions in the operations of our third-party manufacturing organizations upon whom we rely for the production and supply of our products, and causing other disruptions to our operations. The COVID-19 pandemic has caused general business disruption worldwide. As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, and our employees and contractors who are able to perform their duties remotely continue to do so. We have also implemented travel restrictions and other significant changes in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments and potential resurgences that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and available vaccines, the pandemic has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts, some of which we have already experienced, include:

•	Our customer prospects and our existing customers may experience slowdowns in their businesses, and our academic institution customers may experience decreases in government funding of research and development, which in turn may result in reduced demand for our products, lengthening of sales cycles, loss of customers, difficulties in collections, and inaccurate inventory forecasting;
•	Limitations on our business operations by local, state, provincial and/or federal governments that could impact our ability to sell products to customers, and visit customers for process optimization of their cellular therapies;
•	Delays in negotiations with partners and potential partners;
•	Interruption of or delays in receiving supplies from the third parties we rely on to manufacture components to our products, which may impair our ability to sell our products;

•	Interruption of or delays in installation of our products for our customers and partners;
•	Interruption of or delays in the shipments of purchased products to customers or to our distribution partners;
•	Decreased employee productivity and morale, with increased employee attrition and risk of a cyberattack resulting from our employees working from home;
•	Disruptions and significant costs to our growth planning, such as for facilities and international expansion;
•	Costs in fully returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service and amenities;
•	Legal liability for safe workplace claims;
•	Loss of critical vendors or third-party partners, which may go out of business; and
•	Continued cancellation of in-person marketing events, including industry conferences, and prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.

The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, and results of operations. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we may collect, store, use, transmit, disclose, or otherwise process large amounts of data (including but not limited to, confidential data, employee data, customer data, personal data (such as health-related data), sensitive data, trade secrets, and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our information. The size and complexity of our information security systems, and those of our third-party vendors with whom we contract (and the large amounts of information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, vendors or from malicious attacks by third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing armed conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to, malicious code (such as viruses and worms), personnel misconduct or error, malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including through phishing attacks), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption in our systems. A security incident or interruption could adversely affect our business operations and/or result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security incidents. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a cyberattack or security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; harm to our reputation; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data as well as unfair or deceptive practices.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage

We are highly dependent on our senior management team and key personnel and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management team and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales, marketing, scientific and technical professionals, and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales, marketing, scientific and technical professionals could result in lower than expected sales and delays in product development. If we are not successful in attracting and retaining highly qualified personnel, it would have a negative impact on our business, financial condition and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued, and will in the future issue, equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.

Many of the other cell engineering or therapeutic development companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities, better chances for career advancement and higher compensation. Some of these characteristics are more appealing to high-quality candidates than what we can offer. Further, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of their equity awards. Our employees may be more likely to leave us if the equity they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.

Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees as we expand our business and operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing our growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

As of December 31, 2021, we had 84 full-time employees. As our sales and marketing strategies develop and we transition into operating as a public company on a U.S. exchange, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	Identifying, recruiting, integrating, maintaining and motivating additional employees;
•	Managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	Improving our operational, financial and management controls, reporting systems and procedures.

Since our inception, we have experienced growth and anticipate further growth in our business operations both inside and outside the United States. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, finance, customer service and sales organization management. We expect to continue to increase our headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, technical personnel, sales and marketing staff, and improve and maintain our products to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations.

Our officers, employees, independent contractors, consultants and commercial partners may engage in misconduct or activities that are improper under other laws and regulations, or make significant errors, which would create liability for us.

We are exposed to the risk that our officers, employees, independent contractors, consultants, commercial partners, suppliers, and third-party distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, which could result in regulatory sanctions and serious harm to our reputation. While we have programs in place to address this conduct, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations.

If we were to be sued for product liability, we could face substantial liabilities that exceed our resources, limit sales of our existing products and limit commercialization of any products that we may develop.

The marketing, sale and use of our products could lead to the filing of product liability claims where someone may allege that our products identified inaccurate or incomplete information or otherwise failed to perform as designed. We may also be subject to liability for errors, in a misunderstanding of or inappropriate reliance, upon the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	Substantial litigation costs;

•	Distraction of management’s attention from our primary business;
•	The inability to commercialize our products or new products;
•	Decreased demand for our products;
•	Damage to our business reputation;
•	Product recalls or withdrawals from the market;
•	Loss of sales; or
•	Termination of existing agreements by our partners and potential partners failing to partner with us.

We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We may not be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future and these efforts may not have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also harm our reputation with customers, which could negatively affect our business, financial condition and results of operations.

If our customers fail to safely and appropriately use our products, or if we are unable to train our customers on the safe and appropriate use of our products, our reputation may be negatively impacted and we may be unable to achieve our expected sales, growth or profitability.

An important part of our sales process includes training our customers on how to safely and appropriately use our products. If our customers are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Even if our products are used improperly by customers, we may face reputational damage if our products are associated with negative outcomes or injuries. Damage to our reputation could make it more difficult for us to sell our products and enter into new partnerships. Accordingly, if our customers fail to safely and appropriately use our products or if we are unable to train our customers on the safe and appropriate use of our products, our reputation may be negatively impacted and we may be unable to achieve our expected sales, growth or profitability.

Litigation and other legal proceedings may harm our business.

While we have never been involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, we may become involved in such legal proceedings which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

As we continue to expand our workforce, some employees may have previously been employed at universities or other life sciences companies, including our competitors or potential competitors. Although no claims against us are currently pending, we or our employees may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel’s work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations (including our manufacturing operations) and the operations of our distribution partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption, including interruptions related to the COVID-19 pandemic. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We manufacture our ExPERT instruments at our manufacturing facilities located in Maryland, and we rely on various suppliers in the United States. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Although we have general and product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Although we carry cyber insurance, the coverage may not be sufficient to cover our losses in the event of a security incident that results in any data loss, deletion or destruction; unauthorized access to, or acquisition, disclosure or exposure of information; or compromise related to the security, confidentiality, integrity or availability of information technology, software, services, communications or data.

We also expect that operating as a public company in the United States will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and the results of operations.

The majority of our operations are currently conducted at a single location and any disruption at our facility could negatively impact our operations and increase our expenses.

Our headquarters in Maryland contains most of our corporate and administrative functions, the majority of our research, and all of our in-house manufacturing, inventory and distribution functions. A natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

We may face exposure to foreign currency exchange rate fluctuations.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are generally denominated in U.S. Dollars, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. Therefore, increases in the value of the U.S. Dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower, which would negatively affect our reported results of operations.

Risks Related to Our Intellectual Property

Our ability to compete and the success of our business could be jeopardized if we are unable to protect our intellectual property adequately.

Our success depends to a degree upon the protection of our proprietary technology and obtaining, maintaining and enforcing our intellectual property and other proprietary rights. We rely on a combination of trade secrets, patents, copyrights, trademarks and contractual provisions with employees, contract manufacturers, consultants, customers and other third parties to establish and protect our intellectual property rights, all of which offer only limited protection. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Although we enter into confidentiality, assignments of proprietary rights and license agreements, as appropriate, with our employees and third parties, including our contract manufacturers, contract engineering firms and generally, control access to and distribution of our technologies, documentation and other proprietary information, we cannot be certain that the steps we take to prevent unauthorized use of our intellectual property rights are sufficient to prevent their misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States. In addition, we rely on trade secrets and know-how to protect certain of our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets and know-how are difficult to protect, as trade secrets do not protect against independent development of a technology by third parties. Although we use reasonable efforts to protect our trade secrets and know-how, our employees and third parties to whom our trade secrets and know-how are disclosed may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, they might be able to develop and manufacture similarly designed solutions at a reduced cost, which would result in a decrease in demand for our products.

Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in foreign countries with respect to the technologies used in or relating to our products. Although we generally apply for patents in those countries where we expect to have material sales of our patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, modified, revoked, found to be unenforceable, or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection, barriers to entry or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. Additionally, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the United States Patent and Trademark Office, or the USPTO, or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents. Moreover, patents have a limited term, and certain of our patents have recently or will expire in the near future.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to the advertising and marketing of new brands.

Legal proceedings to assert our intellectual property rights could be costly and could impair our operations.

Even in those instances where we have determined that another party is breaching our intellectual property and other proprietary rights, enforcing our legal rights with respect to such breach may be expensive and difficult. We may need to engage in litigation to enforce or defend our intellectual property and other proprietary rights, which could result in substantial costs and diversion of management resources. Further, many of our current and potential competitors are substantially larger than we are and have the ability to dedicate substantially greater resources to defending any claims by us that they have breached our intellectual property rights. If we are unsuccessful in enforcing our intellectual property rights, it could have a material adverse effect on our business, results of operations and financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future or to develop future products.

We may be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Any claims, even those without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also harm our business, financial condition, results of operations and prospects.

We may be obligated to disclose our proprietary technology to our customers, which may limit our ability to protect our intellectual property.

Certain customer agreements contain provisions permitting the customer to become a party to, or a beneficiary of, a technology escrow agreement under which we place proprietary know-how and source code for our products in escrow with a third party. Under these escrow agreements, the know-how and source code to the applicable product may be released to the customer, typically for its use to further develop, maintain, modify and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy and breaching our representations, warranties or covenants of our agreements with our customers. Disclosing this know-how and source code may limit the intellectual property protection we can obtain or maintain for that know-how or source code or the products embodying or containing that know-how or source code and may facilitate intellectual property infringement claims against us. Each of these could harm our business, results of operations and financial condition.

General Risk Factors Associated with an Investment in Our Common Stock

Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Our shares of common stock are traded on both AIM and the Nasdaq Global Select Market. Price levels for our common stock may fluctuate significantly on either market, independent of our common stock price on the other market. Investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange. In addition, holders of common stock on either market will not be immediately able to transfer such common stock for trading on the other market without affecting necessary procedures with our transfer agent. This could result in time delays and additional costs for our stockholders. Further, if we are unable to continue to meet the regulatory requirements for admission to AIM or listing on the Nasdaq Global Select Market, we may lose our admission to AIM or listing on the Nasdaq Global Select Market, which could impair the liquidity of shares of our common stock. Investors whose source of funds for the purchase of shares of our common stock is denominated in a currency other than U.S. Dollars may also be adversely affected by fluctuations in the exchange rate between such currency and the U.S. Dollar.

Securities traded on AIM may carry a higher risk than securities traded on other exchanges, which may impact the value of your investment.

Our shares of common stock are currently traded on AIM. Investment in equities traded on AIM is sometimes perceived to carry a higher risk than an investment in equities quoted on exchanges with more stringent listing requirements, such as the main market of the London Stock Exchange, New York Stock Exchange or Nasdaq. This is because AIM is less heavily regulated, imposes less stringent corporate governance and ongoing reporting requirements than those other exchanges. In addition, AIM requires only half-yearly, rather than quarterly, financial reporting. You should be aware that the value of our shares of common stock may be influenced by many factors, some of which may be specific to us and some of which may affect AIM companies generally, including the depth and liquidity of the market, our performance, a large or small volume of trading in our shares of common stock, legislative changes and general economic, political or regulatory conditions, and that the prices may be volatile and subject to extensive fluctuations. Therefore, the current market price of our shares of common stock may not reflect the underlying value of our company.

The price of our common stock is likely to be volatile and may fluctuate due to factors beyond our control.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	Actual or anticipated fluctuations in our financial condition or results of operations;
•	Variance in our financial performance from expectations of securities analysts;
•	Changes in our projected operating and financial results;
•	Announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	Announcements by our partners on clinical development delays for products being enabled by our technology;
•	Announcements or concerns regarding real or perceived safety or efficacy issues with our products or similar products of our competitors;
•	Adoption of new regulations applicable to our industry or the expectations concerning future regulatory developments;
•	Our involvement in litigation;
•	Future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	Changes in senior management, the board of directors or key personnel;
•	The trading volume of our common stock;
•	Changes in the anticipated future size and growth rate of our market; and
•	General economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and our trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If no or too few securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price of our common stock and trading volume to decline.

We will incur increased costs as a result of operating as a U.S.-listed public company, and our management and board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a U.S.-listed public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company or as a company with shares traded only on AIM. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, our shares of common stock are currently traded on AIM and will continue to be subject to AIM’s admission and compliance requirements, which differ in many respects from the requirements of the Nasdaq Global Select Market and U.S. securities rules.

Our management, board of directors and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our management and board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance, or ESG, practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases in our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure.

Future sales of our common stock in the public market could cause our share price to fall.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur, including by our officers, directors and their respective affiliates. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise.  Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Because we do not expect to pay dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The decision to pay future dividends to stockholders will be at the discretion of our board of directors after taking into account various factors including our business prospects, cash requirements, financial performance and new product development. Accordingly, investors cannot rely on dividend income from our common stock and any returns on an investment in our common stock will likely depend entirely upon any future appreciation in the price of our common stock.

Provisions in our governing documents will require disclosure of information about stockholders that would not otherwise be required to be disclosed under applicable U.S. state or federal laws.

In accordance with the AIM Rules for Companies published by the London Stock Exchange, or the AIM Rules, we are required to disclose information regarding the legal and beneficial owners of three percent or more of our outstanding common stock. In order to allow us to comply with the AIM Rules, our certificate of incorporation contains a provision requiring any legal or beneficial owner of three percent or more of the voting power attributable to our outstanding common stock to notify us of his, her or its holdings, as well as of any change in his, her or its legal or beneficial ownership above three percent of our outstanding common stock, which increases or decreases his, her or its holding through any single percentage. Comparatively, none of the U.S. state or federal laws, or the rules of Securities and Exchange Commission, or the SEC, or the Nasdaq Global Select Market require stockholders to report this beneficial ownership information to us or us to disclose this information to the public or a regulatory body. We are required to make this information public in the United Kingdom under the AIM Rules.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering in the United States; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year. Based on the current market value of our common stock, it is possible that we may lose emerging growth company status as of December 31, 2022.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our current certificate of incorporation and bylaws, and provisions of Delaware law applicable to us, may have the effect of delaying or preventing a change of control or changes in our management. Our current certificate of incorporation and bylaws include provisions that:

•	Authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•	Require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	Specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	Establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	Establish that our board of directors is divided into three classes, with each class serving three- year staggered terms;
•	Prohibit cumulative voting in the election of directors;
•	Provide that our directors may be removed (i) with or without cause, upon the vote of at least 50% of the outstanding shares of voting stock or (ii) with cause, by the affirmative vote or consent of at least two-thirds of the other members of our board of directors; and
•	Provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our current certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	Any derivative action or proceeding brought on our behalf;
•	Any action asserting a breach of a fiduciary duty;
•	Any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our fifteenth amended and restated certificate of incorporation, or our amended and restated bylaws; or
•	Any action asserting a claim against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our fifteenth amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find either choice of forum provision contained in our fifteenth amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Gaithersburg, Maryland, where we lease and occupy approximately 27,000 square feet of space. The leases for this facility currently have expiration dates ranging from June 2022 to October 2023.

In 2021, we entered into an operating lease for up to approximately 67,000 square feet of new research and development, manufacturing, distribution and office space to be located in Rockville, Maryland, four miles from our current headquarters. We intend to occupy the new facility in several phases. Initial phases commenced construction activities in December 2021 and early 2022. The remaining phases are expected to commence during 2022 and early 2023. The lease term for all phases is estimated to expire on August 31, 2035, subject to three five-year options that we may exercise to extend the term of the lease.

We believe that our existing facilities are adequate to meet our current requirements, and our new facilities will meet our foreseeable future needs as our operations grow over time. We believe we will be able to obtain additional space on acceptable and commercially reasonable terms if and as required.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “MXCT” on the Nasdaq Global Select Market. Trading of our common stock commenced on July 30, 2021 in connection with our initial public offering, or IPO, in the United States. Prior to that time, there was no established public market for our common stock in the United States. Since 2016, our common stock has traded on AIM, a market operated by the London Stock Exchange, and currently trades on AIM under the symbol “MXCT.”

Holders of Our Common Stock

As of December 31, 2021, there were approximately 118 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on an investment in our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index through December 31, 2021. The graph assumes $100 was invested at the market close on July 30, 2021, which was the date on which our common stock began trading on the Nasdaq Global Select Market. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends; however, no dividends have been declared on our common stock to date and, therefore, the cumulative total return calculation for us is based upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends.

The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of, nor intended to forecast, the potential future performance of our common stock.

This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or under the Exchange Act.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering

On August 3, 2021, we closed our IPO, in which we issued and sold 15,525,000 shares of common stock at a price to the public of $13.00 per share, inclusive of 2,025,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. All of the shares of common stock issued and sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333 257810), which was declared effective by the SEC on July 29, 2021. The joint book-running managers of the offering were Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C.

In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates.

Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from the IPO as described in the final prospectus for our IPO.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the other information provided from time to time in our other filings with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk factors.” Please also see the section titled “Special note regarding forward-looking statements.”

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance innovative cell-based research as well as next-generation cell therapeutic discovery, development and commercialization. Over the past twenty years, we have developed and commercialized our proprietary Flow Electroporation platform, which facilitates complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes: three instruments, which we call the ATx, STx and GTx, respectively and related software protocols, as well as a portfolio of proprietary related disposables and consumables (as well as the VLx instrument for very large-scale cell engineering made available for sale in December 2021). These include processing assemblies, or PAs, designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 130 granted U.S. and foreign patents and more than 60 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, or NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and 20 of the top 25, pharmaceutical companies based on 2021 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. As of December 31, 2021, we have placed more than 500 of our electroporation instruments worldwide.

We have financed our operations primarily from the issuance and sale of equity securities, previous debt borrowings and cash flows from operations. Our registration statement on Form S-1 related to our initial public offering of common stock in the United States was declared effective on July 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, we issued and sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received aggregate net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering costs of $17.6 million. We believe that the net proceeds from the IPO, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, however, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below for more information about our current capital resources.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $33.9 million, $26.2 million and $21.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and incurred net losses of $19.1 million, $11.8 million and $12.9 million for those same years. As of December 31, 2021, we had an accumulated deficit of $114.3 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

We believe we have a diversified revenue model with revenue generated from multiple sources including instrument leases with recurring license fees, sales of instruments and related disposables and participation in the clinical and commercial success of some of our customers through milestone and sales-based payments under agreements that we refer to as Strategic Platform Licenses, or SPLs. In addition to our ExPERT products, we previously developed CARMA, a proprietary therapeutic platform based on transfecting mRNA into unstimulated cells for the development of immune cell therapies. In the first quarter of 2021, we conducted a strategic review of our CARMA activities and made the decision to cease further research and clinical development activities with respect to the CARMA platform for our own internal purposes and instead focus on out-licensing the CARMA platform manufacturing processes and associated intellectual property to third-party customers. During the years ended December 31, 2021, 2020 and 2019, our CARMA-related expenses were $4.1 million, $11.1 million and $11.7 million, respectively. As a result of our strategic decision to focus on out-licensing this platform, we will no longer incur these expenses in future periods.

Impact of COVID-19 on Our Business

We continue to closely monitor the impact of the novel coronavirus, or COVID-19, pandemic on our business and the geographic regions where we operate. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to our business as a result of COVID-19 have included disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, demonstrations, trainings or shipments to and from affected countries and within the United States. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, including temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events.

Disruptions in our customers’ operations have impacted and may continue to impact our business. For example, customers have experienced delays in the progress of their clinical programs, shutdowns or slowdowns in their research laboratory operations, cessation of equipment purchases, and closing of their facilities to outsiders, which have disrupted our ability to conduct product demonstrations that are a key part of our selling process. We are focused on navigating the challenges presented by the COVID-19 pandemic, which includes increased focus on inventory levels of finished goods and parts to reduce the risk of COVID-19 related supply constraints.

We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we or our customers have implemented or may adopt may create operational and other challenges, any of which could harm our business and results of operations. While we maintain an inventory of finished products and raw materials used in our products, a prolonged pandemic could lead to shortages and/or extended lead times for the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains or commercial operations, or if demand for our products is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

Historically, a significant portion of our field sales, product demonstrations and user support have been conducted in person, and the marketing of our products, sourcing of potential new customers and rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel and conference-related marketing expenditures. However, we expect these expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Annual Report on Form 10-K, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.

Key Factors Affecting Our Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in this Annual Report under the heading “Risk Factors.”

Sales and Leases of Instruments

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales and leases of our ExPERT family of proprietary Flow Electroporation instruments to existing and new customers. We currently market three versions of our instruments, the ATx, the STx, and the GTx, and we introduced a fourth version called the VLx under the EXPERT brand in December 2021. The ATx is primarily sold in all our markets. The STx is primarily sold to end users for research and drug discovery purposes, and the GTx is leased to customers for research, clinical or commercial use or sold for research use in certain circumstances or sold to academic centers for research or clinical use. We view the demand for our instruments, whether in the form of sales or leases, as an indicator of the health of our current business and as a predictor of future instrument sale and lease revenue. As described below, we separately sell proprietary single-use disposables, which we call processing assemblies, or PAs, that are necessary for our customers to use our electroporation instruments. Therefore, depending on the number of instruments that have been sold or are under active lease, we have insight into the demand for PAs that will also translate to future revenue for us.

Our sales model varies based on the activity of the end customer, such as whether they are a translational research center, an academic center, a company focused on drug discovery, or a company engaged in cell therapy development, and the customer’s intended use of our platform. If our customer intends to use our platform for research or drug discovery only, we typically sell the instrument outright. Each of the ATx, STx and GTx instruments have different prices based on the instrument’s features, with the GTx being the most expensive. When we sell an instrument, we also provide a non-exclusive license to our intellectual property for the customer to use the instrument broadly for research or drug discovery, as applicable. In the case of a sale, title to the instrument conveys to the buyer, but we retain ownership of intellectual property rights and software and protocols loaded onto the instruments.

The sales cycle for our cell engineering instruments varies widely and typically ranges from approximately six to approximately 12 months, with the actual period depending on project stage, budget process, equipment prioritization and the general financial status of the customer or the market in general. As a result of this lengthy and unpredictable sales cycle, we expect that we will be prone to quarterly fluctuations in our instrument sales revenue.

For cell therapy customers who use our technology to develop engineered cells for human therapeutic use in clinical trials or, if approved by regulatory authorities, for commercial sale, we license our platform on a non-exclusive basis in exchange for an annual fee per instrument licensed. This license fee varies based on whether the instrument is being used for pre-clinical or clinical purposes. Once we have leased an instrument to a customer, we generally have high visibility into future lease revenue from this customer. It is possible, however, that our future lease revenue could be impacted by failure of the customer therapeutic candidates to progress through clinical development for reasons unrelated to the successful use of our instruments, such as drug toxicity, lack of efficacy, funding constraints, changes in development priorities, patient access limitations or regulatory challenges. For any of these reasons, a customer could determine not to renew or to enter into additional instrument leases with us.

Our installed base of electroporation instruments has grown from over 125 instruments as of December 31, 2015, to over 500 instruments as of December 31, 2021. This installed base includes both instruments sold to customers and instruments licensed for research and clinical use. Because of the size of the drug discovery market and our long history in that market, the installed base of instruments is currently weighted more heavily towards instruments sold for drug discovery and research applications. However, since each licensed instrument provides us with ongoing license revenues, the share of revenues from licensed instruments may grow as a share of our total revenue mix.

We plan to further grow our installed base of ExPERT instruments through additional sales and leases to our current customers and through the sale or lease of instruments to new cell therapy, drug discovery and academic customers. To achieve this goal, we intend to further expand our commercial infrastructure, including through the expansion of our sales force and field application scientists. We have expanded our sales force and field application scientist count over the past several years and now have over 20 dedicated field sales and application scientist professionals globally. Our candidate identification and hiring process is stringent, and there can be no assurance that we will be able to continue to recruit the high level of candidates that make up our current team.

In addition, we have numerous collaborations in place with academic and commercial institutions to further expand our capabilities and supporting data in new cell engineering applications. Recent sales efforts have also focused on expanding our presence in translational academic centers, which we view as a potentially meaningful source of installed base expansion given the increased industry focus on, and government funding allocated to, cell therapy. Academic translational centers have been a strong source of cell therapy innovation and commercial spinouts in the cell therapy sector.

We expect revenue from instruments leased to cell therapy customers to continue to grow as those customers move their existing drug development programs into later-stage clinical trials and advance their preclinical pipeline programs into clinical development. In addition, we expect new customers to emerge and contribute to these revenues, particularly given the underlying growth in the cell therapy pipeline among companies in this industry, availability of capital to support such companies, and in particular the switch by some of these cell therapy companies away from viral approaches to non-viral approaches.

Sales of Processing Assemblies

In addition to instrument sales, our current and future revenue is dependent on sales of our proprietary PAs, as well as the sale of our proprietary electroporation buffer solution, for use with our instruments. We sell PAs that are intended either to support research use or use in current good manufacturing practices, or cGMP, clinical research applications. The PAs differ in terms of their volume capacities and the associated numbers of cells that can be processed in each electroporation sequence with a particular PA, as well as the number of transfection experiments that can be performed in a single electroporation process. Our PA pricing varies based on the volume of cells processed and the number of transfections per PA.

We expect that as our installed instrument base grows, our sales of PAs and electroporation buffer solutions will grow accordingly, especially as cell therapy programs continue to progress through the clinic and potentially become commercial-stage, thereby increasing the number of PAs needed by customers. We are also developing and intend to launch new PAs that target previously unserved subsegments across the bioprocessing and cell therapy markets, which could further increase our PA sales. However, both the number of PAs used per instrument, as well as the specific PA used, is highly variable across our customer base and depends on several factors, including:

•Purpose for which the customer is using the platform;

•Relative pricing of our PAs;

•Progression of cell therapy products through preclinical and clinical development;

•Whether the cell therapy customer uses a centralized or decentralized manufacturing process;

•Customer’s target indication, which can result in variations in patient numbers needed for clinical trials; and

•Whether the cells to be processed using our platform are patient-derived, donor-derived or cell line-derived.

With considerable variability of processes, even within the same indication, such as is the case for allogeneic genetically-modified cell therapies, such as chimeric antigen receptor T cells, or CAR-Ts, and the nascency of the cell therapy industry, we expect that it may take several years for us to gain visibility into how these factors will impact our PA revenue over time.

We continuously re-evaluate our PA portfolio based on customer needs and have introduced, and intend to continue to introduce, new PAs and improvements to existing PAs. Beginning in 2019, we have launched a series of new PAs including the R-1000, which can process up to 1 mL, or 200 million cells, and the R-50x3, which is a 3-well cuvette capable of processing up to 10 million cells in each well. In 2021, we expanded our portfolio of multi-well cuvettes, which reduce manual handling and improve productivity in the lab, with the launch of our R-50x8. The R-50x8 is an 8-well cuvette capable of processing up to 225,000 cells in each well. Compared to single-well PAs, multi-well PAs allow users to run multiple samples concurrently, which enables scientists to complete more experiments per run, leading to shorter overall processing time and lower per transfection cost. The introduction of new PAs, however, introduces additional uncertainty. Some new PAs may fail to be used in line with our expectations when they are launched. While we also price PAs based on the value provided to the customer, introduction of new PAs could cannibalize our existing PA portfolio more than we had anticipated as customers find the new products to be a better solution for their applications or workflows.

Strategic Platform Licenses (SPLs)

Typically, our cell therapy customers will either purchase our ATx instrument for research purposes or obtain a research use license under lease of our GTx instrument technology in order to validate the use of our technology in their programs and to progress their pre-clinical work towards clinic trials. However, once a cell therapy customer using one of our ExPERT instruments advances their pre-clinical research to a stage where they are planning to enter clinical development, they need to enter into a licensing arrangement with us for the rights to clinical and/or commercial use of our instrument. Our customers typically negotiate the terms of those licenses during research and pre-clinical development.

We refer to these arrangements as SPLs, the terms of which contain not only higher annual, non-exclusive license fees for the clinical use of the instrument, but also allow us to share in the economics of the customer’s programs. From 2017 through February 2022, we have entered into 16 SPLs with commercial cell therapy developers, and those licenses currently allow for over 95 clinical development programs in the aggregate. On average, our current SPLs allow for approximately six product candidates per license, although this average may change over time. SPLs include potential payments to us upon the customer’s achievement of specified clinical development or regulatory milestones, as well as potential sales-based payments to us, which could be payments based upon the achievement of specified sales levels and/or royalty payments that are a percentage of the customer’s net sales. The amount of each milestone payment is typically correlated in size with value-creating, pre-commercial clinical progress events or commercial sales levels.

Of the over 95 programs associated with our current SPLs, more than 15% are in the clinic, meaning they have at least an FDA-cleared Investigational New Drug application, or IND. Our 16 SPLs have the potential to generate over $1.25 billion in pre-commercial milestone payments, if all product candidates allowed under those agreements were to fully progress through clinical development and obtain regulatory approval. However, our actual milestone revenue from these agreements will likely be considerably lower than this amount, as not all programs covered by each agreement will become and remain active programs in a customer’s development pipeline or successfully complete the clinical development process. Further, each agreement typically includes programs that have not been specifically identified, or for which a candidate may never be identified or developed by the customer.

Our strategy is to capitalize on the growth in the number of cell therapy developers by entering into new SPLs. We announced six such agreements in 2019, three in 2020, four in 2021 and one so far in 2022.

For the year ended December 31, 2021, one cell therapy company with which we have entered into an SPL accounted for 21% of our total revenue, and our six largest such customers accounted for an aggregate of approximately 40% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue.

Our future milestone revenue under our SPLs will depend in large part on the clinical and regulatory achievements of our customers. Generally, pre-commercial milestone payments become larger as programs move through the clinic. We rely in part on our customers’ public disclosures around regulatory timelines to forecast our receipt of pre-commercial milestone payments. While we expect our forecasting ability to improve over time as more of our customers’ programs advance through the clinic and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of pre-commercial milestones to be somewhat unpredictable.

In addition, the potential for sales-based payments once a customer’s product is approved and in commercial use is unknown and variable based on a number of factors, including inherent clinical risk, potential changes in the customer’s strategy, the designated indication and its impact on the potential number of patients to be served and the competitive products available to patients, product pricing and reimbursement structures, our customer’s commercial manufacturing plans and the inherent unknowns in adoption of next-generation cell therapies relative to other modalities.

Gross Margins

We have historically generated overall gross margins of approximately 90% over the past several years, although our margins depend on our revenue mix from instruments, PAs and potential milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins. In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPLs on terms similar to those currently in effect.

We expect our gross margins to benefit from realization of the economics from our SPL agreements described above, to the extent that such milestones grow to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization of these potential milestone revenues is uncertain. Margins may experience downward pressure during ramp up of internal PA production or due to increases in labor and materials costs or expansion of our PA portfolio or as a result of future design changes and may benefit in the mid-to-long term as PA production becomes more automated.

Key Business Metrics

In addition to revenue, we regularly review several key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These key metrics include:

•	The number of cumulative instruments that we have placed with our customers, either by sale or lease, which we refer to as our installed base and consider to be an indication of our traction within the non-viral delivery market and indicative of the future recurring revenue generated from those instruments, including disposables and annual license fees;
•	The number of active (customers with rights to develop one or more clinical programs) SPLs that we have entered into with cell therapy developers, as well as the total number of our customers’ clinical programs, whether active or contemplated, that are covered by such active SPLs and the percentage of those clinical programs that are under an active IND application (or foreign equivalent), meaning that the customer is cleared to commence clinical trials;
•	The aggregate potential pre-commercial milestone payments under active SPLs, representing the maximum potential milestone payments to us if all programs covered by each SPL were to achieve regulatory approval;
•	The aggregate number of potential programs licensed for clinical use, whether active or contemplated, that are covered by our SPLs; and
•	The aggregate number of programs licensed for clinical use and covered by our SPLs that are currently in the clinic.

With respect to the numbers of programs under license, in many cases we make estimates of such programs based on our contract terms with our customers and our knowledge about our customers’ clinical progression of their programs. We rely, in part, on our customers’ public disclosures around regulatory timelines to forecast our receipt of pre-commercial milestone payments. However, it is possible that some programs may have become dormant or inactive without our knowledge, some new programs may be identified and some programs may progress further in clinical development without our knowledge if the customer has not made a public announcement. While we expect our forecasting ability to improve over time as more of our customers’ programs move through the clinic and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of pre-commercial milestones to be somewhat unpredictable. This number may fluctuate due to the success of our commercial partners. Additionally, the addition of a large multi-product (program) SPL may dilute the percentage of commercial programs currently in the clinic.

As of the dates presented, our key metrics described above were as follows:

	As of December 31,
	2021	2020*	2019
Installed base of instruments (sold or leased)	>500	>400	>320
Number of active SPLs	15	12	8
Total number of licensed clinical programs (SPLs only)	>95	>75	>55
Total number of licensed clinical programs under SPLs currently in the clinic **	>15%	>15%	>5%
Total potential pre-commercial milestones under SPLs	>$1.25 billion	>$950 million	>$650 million

* Amounts presented as of December 31, 2020, give effect to one SPL entered into and additional INDs cleared in January 2021.

** Number of licensed clinical programs under SPLs are by number of product candidates and not by indication.

Components of Our Results of Operations

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and buffer as well as from the lease of instruments to our customers. Our SPLs also include associated clinical progress milestones and sales-based payments to us, in addition to annual lease payments. Sales of instruments and disposables under contracts with customers are classified as product sales in our consolidated financial statements. Revenue from instrument leases, including payments that we may receive from our customers based on their achievement of specified clinical development or commercialization milestones, are classified as leased elements in our consolidated financial statements.

Our business and revenue growth strategy consists of the sale or lease of instruments and the sale of disposables. We record revenue from the sale of instruments or PAs upon shipment to a customer. Instrument leases are typically invoiced annually at the start of each instrument license period and are accounted for as monthly revenue over the lease term with the expectation of continuing customer renewals of their instrument leases. As our customers achieve clinical progress milestones and/or sales-based payment milestones, we recognize the full value of the milestone as revenue. In addition, as customers use instruments they have either purchased or leased, they typically replenish their supplies of disposables through recurring purchases. Although customers are not contractually obligated to renew their instrument leases or to purchase additional disposables and may decide not to do so solely at their own discretion, leased instruments and disposables revenue streams have historically formed an important component of our future revenues, and we believe they provide insight into our future performance. We consider these sales and lease revenue streams to be recurring revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPLs, we separately analyze revenue derived from our cell therapy customers and drug discovery customers, as well as the performance-based milestone revenues we recognize under our SPLs. Cell therapy includes revenue from instruments sold, annual license fees for instruments under lease, and sales of our proprietary disposables. Drug discovery includes revenue from instruments sold, sales of our proprietary disposables and, occasionally, instruments leased, in each case under contracts with drug discovery customers. Program-related revenue includes pre-commercial milestones earned and recognized as revenue during the period. Once SPL customers achieve regulatory approval for and commercialize their products, in nearly all cases we will also be entitled to receive sales-based payments which may be milestone payments upon achievement of specified levels of net sales and/or royalties expressed as a percentage of net sales. We have not received any commercial payments from our SPL customers to date, and we do not expect to receive any such payments in the near term. As our customers progress their programs and achieve additional milestones, our SPL program revenue is expected to constitute a growing portion of our total revenues in future periods.

We also offer our customers extended warranty and service plans. Our extended warranty and service plans are offered for periods beyond the standard no-fee, one-year warranty that customers who purchase instruments receive. These extended warranty and service plans generally have fixed fees and terms ranging from one additional year to four additional years and include an annual calibration. We recognize revenue from the sale of extended warranty and service plans over the respective coverage period, which approximates the service effort provided by us. Warranties are typically not a material revenue stream for us.

Product Sales

Revenue from contracts with customers includes revenue from the sale of instruments, PAs and buffer. Customers purchase an ATx, STx or GTx depending upon their intended use and all customers purchase PAs for use with our instruments. Commercial customers may not use a purchased instrument for clinical or commercial processes.

We expect product sales revenue to increase in future periods as our market grows and we are able to generate recurring PA sales.

Leased Elements

Revenue from leased elements consists of revenue from the leasing of instruments to customers (typically the GTx). Our leases of instruments to customers consist of fixed license/lease payments and variable milestone payments that are dependent on our customer's achievement of clinical milestones. Typically, instrument leases that provide for clinical or commercial use also include sales-based milestone payments (and/or sales-based royalties in some cases) upon the commercialization of the customer's product. Under our instrument lease arrangements, we lease our instruments to customers and provide associated software licenses to allow customers non-exclusive use of our technology for research and/or specific clinical programs, typically along with rights for commercial use upon approval of the customer's products. We also provide scientific and regulatory support to our clinical use licensees to help them improve process optimization and facilitate their regulatory submission process.

We expect leased elements revenue to increase in future periods as our market grows.

Cost of Goods Sold

Cost of goods sold primarily consists of costs for raw material parts, contract manufacturer costs, salaries, overhead, other direct costs related to sales recognized as revenue in the period, and leased equipment depreciation.

We expect that our cost of goods sold will increase or decrease primarily to the extent that our instrument and disposables revenue increases and decreases.

Gross Profit and Gross Margin

Gross profit is calculated as revenue less cost of goods sold. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including sales mix among instruments, disposables and milestones, the specific mix among types of instruments or disposables, the proportion of revenues associated with instrument leases as opposed to sales, the share of revenues composed of milestones, changes in the costs to produce our various products, the launch of new products or changes in existing products, our cost structure for manufacturing including changes in production volumes, and the pricing of our products which may be impacted by market conditions.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research activities related to advancing our technology and development of applications for our technology, including research into specific applications and associated data development, process development, product development (e.g., development of instruments and disposables, including hardware and software engineering) and design and other costs not directly charged to inventory or cost of goods sold, such as supply chain development and design and management of quality systems.

These expenses include employee-related costs, such as salaries, benefits, incentive compensation, stock-based compensation, and travel, as well as consultant services, facilities, and other expenses, laboratory supplies and materials expenses for employees and contractors engaged in research and development. These expenses are exclusive of depreciation and amortization. We expense research and development costs as incurred in the period in which the underlying activity is undertaken.

We previously developed CARMA, our proprietary platform technology for the development of non-viral, human messenger RNA, or mRNA-based, chimeric antigen receptor, or CAR, or T-cell receptor, or TCR, redirected immune cell therapies.

In the first quarter of 2021, we conducted a strategic review of our CARMA activities and made the decision to cease further pre-clinical and clinical activities with respect to the CARMA platform and associated candidates (MCY-M11 and other identified targets) for our own internal purposes and instead to focus on out-licensing the CARMA platform manufacturing processes and associated intellectual property to third-party customers. For periods through the first half of 2021, our research and development expenses include costs associated with developing the CARMA platform principally for a clinical trial that has concluded. There were no material CARMA-related expenses in the second half of 2021. As a result of our strategic decision to focus on out-licensing this platform, we will no longer incur any material CARMA-related expenses in future periods.

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology and develop improved and/or new offerings to our customers and partners. As a result, we expect that our research and development expenses will continue to increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and costs associated with being a Nasdaq and AIM listed public company such as director fees, U.K. NOMAD and broker fees, investor relations consultants and insurance costs. These expenses are exclusive of depreciation and amortization.

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

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used actively in the business, primarily by research and development activities. Amortization expense includes the amortization of intangible assets over their respective useful lives.

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest related to borrowings under credit facility agreements.

For the years ended December 31, 2019 and 2020, we had a $5.0 million outstanding term loan, or the Term Loan, under the MidCap Credit Agreement (as discussed further below). In March 2021, we repaid the Term Loan in full prior to maturity as allowed by and in accordance with the terms of the MidCap Credit Agreement.

Other Income (Expense), Net

We previously classified an outstanding warrant for the purchase of shares of our common stock as a liability on our consolidated balance sheets since the warrant’s strike price was in a currency other than our functional currency. The warrant liability was initially recorded at fair value at the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense). In a cashless settlement in August 2021, the holder fully exercised the warrant in exchange for 64,603 shares of common stock. As of December 31, 2021, we no longer had any outstanding warrants.

Other income (expense), net also includes interest earned on cash balances in our cash accounts and interest earned on money market funds, commercial paper and corporate bonds as well as miscellaneous income unrelated to our core operations.

Provision for Income Taxes

We did not recognize a benefit for the net operating losses we incurred for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we had U.S. net operating loss carryforwards of $90.3 million, which may be available to offset future taxable income and begin to expire in 2026, as well as net operating losses in the various states in which we file. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date since, due to our history of net losses, we have determined that it is not currently more likely than not that our net deferred tax assets are recoverable.

The use of our net operating loss carryforwards may have been restricted by changes in our ownership and may be further restricted as a result of future changes in our ownership.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Total revenue	$33,894	$26,169
Cost of goods sold	3,647	2,767
Gross profit	30,247	23,402
Operating expense
Research and development	15,407	17,735
Sales and marketing	13,003	8,329
General and administrative	18,676	7,370
Depreciation and amortization	1,349	1,025
Total operating expense	48,435	34,459
Operating loss	(18,189)	(11,057)
Other income (expense)
Interest and other expense	(1,044)	(826)
Interest and other income	151	66
Total other income (expense)	(894)	(760)
Net loss	$(19,082)	$(11,816)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cell therapy	$22,984	$15,769	$7,215	46%
Drug discovery	8,395	7,143	1,252	18%
Program-related	2,515	3,257	(742)	(23)%
Total revenue	$33,894	$26,169	$7,725	30%

Total revenue for the year ended December 31, 2021 was $33.9 million, an increase of $7.7 million, or 30%, compared to revenue of $26.2 million during the year ended December 31, 2020.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments and sales of disposables to cell therapy customers. In the cell therapy market, revenue from instrument sales and licenses of instruments increased by $5.0 million, which was primarily due to continued high levels of capital invested in companies operating in our target markets, while disposables sales increased by $2.1 million as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $1.3 million increase was due to an increase in sales of disposables, including both single-well and multi-well processing assemblies. The $0.7 million decrease in program-related revenues resulted from expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPLs and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Cost of goods sold	$3,647	$2,767	$880	32%
Gross profit	$30,247	$23,402	$6,845	29%
Gross margin	89%	89%

Cost of goods sold increased by $0.9 million, or 32%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $6.8 million, or 29%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by increased revenue from instrument sales and licenses and disposable sales partially offset by the decrease in program related revenues.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Research and development	$15,407	$17,735	($2,328)	(13)%

Research and development expenses decreased by $2.3 million, or 13%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily driven by a $5.8 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $1.1 million increase in compensation expenses associated with headcount increases, a $1.4 million increase in stock-based compensation primarily due to stock price appreciation, a $0.5 million increase in product development and lab expenses and a $0.3 million increase in occupancy expenses.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Sales and marketing	$13,003	$8,329	$4,674	56%

Sales and marketing expenses increased by $4.7 million, or 56%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by a $2.9 million increase in compensation expenses as a result of increases in headcount and commissions on sales and a $1.0 million increase in stock-based compensation primarily due to stock price appreciation and a $0.5 million increase in marketing expenses.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
General and administrative	$18,676	$7,370	$11,306	153%

General and administrative expense increased by $11.3 million, or 153%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by a $3.8 million increase in compensation expense associated with headcount and salary increases, a $3.4 million increase in stock-based compensation primarily due to stock price appreciation, a $2.0 million increase in expenses including legal and professional services, a $1.1 million increase in expense associated with the costs of our common stock being listed on the Nasdaq stock exchange, and a $0.7 million increase in recruiting fees and other general expenses.

Depreciation and Amortization

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,349	$1,025	$324	32%

Depreciation and amortization expense increased by $0.3 million, or 32%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by a significant investment in capital assets made in 2020 and 2021 for laboratory associated equipment.

Interest and Other Income (Expense)

	Year Ended December 31,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Interest and other expense	$1,044	$826	$219	27%
Interest and other income	$151	$66	$85	129%

Interest and other income were immaterial in the years ended December 31, 2021 and 2020. Interest and other expense increased by $0.2 million, or 27%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by the termination fees associated with repayment before maturity of the MidCap loan and the fair value change of common stock warrants prior to their full exercise.

Comparison of the Years Ended December 31, 2020 and 2019

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Total revenue	$26,169	$21,621
Cost of goods sold	2,767	2,499
Gross profit	23,402	19,122
Operating expense
Research and development	17,735	17,592
Sales and marketing	8,329	7,852
General and administrative	7,370	5,556
Depreciation and amortization	1,025	541
Total operating expense	34,459	31,542
Operating loss	(11,057)	(12,420)
Other income (expense)
Interest and other expense	(826)	(681)
Interest and other income	66	206
Total other income (expense)	(760)	(475)
Net loss	$(11,816)	$(12,895)

Revenue

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Cell therapy	$15,769	$11,868	$3,901	33%
Drug discovery	7,143	7,321	(178)	(2%)
Program-related	3,257	2,432	825	34%
Total revenue	$26,169	$21,621	$4,548	21%

Total revenue for the year ended December 31, 2020 was $26.2 million, an increase of $4.5 million, or 21%, compared to revenue of $21.6 million during the year ended December 31, 2019. Our overall increase in revenue primarily was driven by growth among cell therapy customers in the number of instruments and disposables that we sold, new leased instrument placements, and recurring revenues from existing instrument leases, as well as growth in the number of clinical milestone events that our SPL customers achieved that resulted in payments to us. Instrument sales and leases and disposable sales increased in part due to continued high levels of capital invested in companies operating in our target markets. Milestones increased due to the clinical progress of our SPL customers.

Cost of Goods Sold

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Cost of goods sold	$2,767	$2,499	$268	11%
Gross profit	$23,402	$19,122	$4,280	22%
Gross margin	89%	88%

Costs of goods sold increased by $0.3 million, or 11%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by higher sales of instruments and disposables. Cost of goods sold did not increase at the same rate as revenue growth because of the growth in milestone payments, which have no associated cost of goods.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Research and development	$17,735	$17,592	$143	1%

Research and development expenses increased by $0.1 million, or 1%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by increased compensation expense associated with field application scientist headcount increases and applications development headcount increases which combined to add $1.4 million to research and development costs, offset by reduced expenses associated with our CARMA activities of $1.1 million and reduced travel expenses of $0.3 million during 2020 due to the impact of the COVID-19 pandemic.

Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Sales and marketing	$8,329	$7,852	$477	6%

Sales and marketing expenses increased by $0.5 million, or 6%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by increased compensation expense as a result of headcount increases, commissions on sales, and stock-based compensation which added $1.8 million to sales and marketing costs, partially offset by COVID-19 driven reductions in travel and marketing expenses of $1.3 million. As travel and in-person restrictions instituted due to COVID-19 begin to recede, we expect travel and marketing expenses to increase.

General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
General and administrative	$7,370	$5,556	$1,814	33%

General and administrative expense increased by $1.8 million, or 33%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by increased compensation expense associated with headcount increases, salary increases, and stock-based compensation which added $1.5 million within the general and administrative function as well as $0.6 million of expenses associated with capital raising activities that were not eligible to be capitalized.

Depreciation and Amortization

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,025	$541	$484	89%

Depreciation and amortization expense increased by $0.5 million, or 89%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by a significant investment in capital assets made in 2019 and 2020 for laboratory equipment and internally developed software.

Interest and Other Income (Expense)

	Year Ended December 31,		Change
	2020	2019	Amount	%
(in thousands, except percentages)
Interest and other expense	$826	$681	$145	21%
Interest and other income	$66	$206	($140)	(68)%

Interest and other expense increased by $0.1 million, or 21%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by the fair value change of common stock warrants, partially offset by fees associated with an early prepayment of debt in 2019 and the lower interest expenses due to a lower average loan balance associated with an early repayment of debt in 2019.

Interest and other income decreased by $0.1 million, or 68%, from the year ended December 31, 2019 to the year ended December 31, 2020. The decrease was primarily driven by declining interest income due to lower market rates in 2020 on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $19.1 million, $11.8 million and $12.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $114.3 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers. On August 3, 2021, we completed our IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $255.0 million.

We expect to incur increased near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	Transaction and capital expenditures necessitated by strategic activities;
•	Market acceptance of our products;
•	The cost and timing of establishing additional sales, marketing and distribution capabilities;
•	The cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
•	Our ability to enter into additional SPLs and licenses for clinical use of our platform in the future;
•	Changes in the amount of capital available to existing and emerging customers in our target markets;
•	The effect of competing technological and market developments; and
•	The level of our selling, general and administrative expenses.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(10,680)	$(8,782)	$(8,803)
Investing activities	(195,013)	(16,578)	455
Financing activities	234,720	28,905	12,311
Net increase in cash and cash equivalents	$29,027	$3,544	$3,963

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $10.7 million, and consisted primarily of our net loss of $19.1 million, offset in part by net non-cash expenses of $10.0 million, including stock-based compensation of $8.0 million, depreciation and amortization expenses of $1.4 million, and warrant liability fair value adjustments of $0.6 million. We also had net cash outflows of $1.6 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue (consisting primarily of unrecognized instrument license revenue) of $1.9 million and an increase in accounts payable and accrued expenses of $2.1 million, partially offset by a $2.3 million increase in prepaid expenses and other current assets, a $1.7 million increase in accounts receivable and a $1.4 million increase in inventory.

Net cash used in operating activities for the year ended December 31, 2020 was $8.8 million, and consisted primarily of our net loss of $11.8 million, offset in part by net non-cash expenses of $3.9 million, including stock-based compensation of $2.5 million and depreciation and amortization expenses of $1.0 million. We also had net cash outflows of $0.9 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.6 million and an increase in accounts payable and accrued expenses of $0.4 million, partially offset by a $1.8 million increase in accounts receivable, a $0.9 million increase in inventory, a $0.2 million increase in other current and non-current assets and a $0.1 million increase in the net effect of our right-of-use assets and lease liabilities.

Net cash used in operating activities for the year ended December 31, 2019 was $8.8 million, and consisted primarily of our net loss of $12.9 million, offset in part by net non-cash expenses of $2.5 million, including stock-based compensation of $1.8 million and depreciation and amortization expenses of $0.6 million. We also had net cash inflows of $1.6 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $1.6 million, an increase in accounts payable and accrued expenses of $1.2 million, an increase in deferred revenue of $0.8 million and a $0.5 million increase in the net effect of our right-of- use assets and lease liabilities, partially offset by a $1.9 million increase in inventory and a $0.7 million increase in other current and non-current liabilities.

Investing Activities

Cash used in investing activities during the year ended December 31, 2021 was $195.0 million, which was primarily attributable to net purchases of short-term marketable securities of $191.2 million, as well as purchases of property and equipment of $1.5 million and capitalized new product development costs of $2.3 million. Purchases of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Cash used in investing activities during the year ended December 31, 2020 was $16.6 million, which was primarily attributable to net purchases of marketable securities of $14.5 million and purchases of property and equipment of $2.1 million.

Cash provided by investing activities during the year ended December 31, 2019 was $0.5 million, which was primarily attributable to net purchases and maturities of marketable securities of $1.7 million, partially offset by purchases of property and equipment of $1.3 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $234.7 million, which was primarily attributable to net proceeds of $236.1 million, including $51.8 million from the issuance of common stock in the first quarter and $184.3 million from the IPO in the third quarter of 2021, and proceeds of $3.6 million from the exercise of stock options, partially offset by the repayment of the Midcap loan of $4.9 million.

Cash provided by financing activities during the year ended December 31, 2020 was $28.9 million, which was primarily attributable to net proceeds from issuance of common stock of $28.6 million and the proceeds of $0.4 million from the exercise of stock options, partially offset by lease principal payments of $0.1 million.

Cash provided by financing activities during the year ended December 31, 2019 was $12.3 million, which was primarily attributable to net proceeds from issuance of common stock of $12.3 million, proceeds from borrowing under our MidCap Credit Agreement of $5.0 million and the proceeds of $0.1 million from the exercise of stock options, partially offset by the repayment of our previously outstanding borrowing under the MidCap Credit Agreement of $5.1 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2021, consisted of operating lease obligations. On May 27, 2021, we entered into an operating lease, or the 2021 Lease, for new office, laboratory and warehouse/manufacturing space. See Part I, Item 2, “Facilities” in this Annual Report for additional information regarding the 2021 Lease.

We will design and construct the leasehold improvements with the approval of the landlord. The lease agreement includes a landlord-provided tenant improvement allowance of $6.3 million, which will be applied to the construction cost of leasehold improvements. The total incremental non-cancellable lease payments under the 2021 Lease are approximately $29.9 million over the lease term, which continues until 2035.

On June 8, 2021, we exercised our option to early terminate one of our existing office and lab space lease arrangements. The amended office lease expires on June 7, 2022.

As of December 31, 2021, operating lease obligations included approximately $1.0 million in payments due under our lease of office and laboratory space under operating lease agreements that expire in October 2023.

In August 2021, we terminated a finance lease and as of December 31, 2021, we did not have any finance lease obligations. As of December 31, 2020, debt obligations included the contractually required principal and interest payments payable under our MidCap Credit Agreement, under which borrowings bore interest at a variable rate. On March 12, 2021, we repaid all amounts outstanding under the MidCap Credit Agreement in full.

Purchase orders or contracts for the purchase of supplies and other goods and services are based on our current procurement or development needs and are generally fulfilled by our vendors within short time horizons.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our consolidated financial statements in accordance with generally accepted accounting principles in the United States. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results could therefore differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from two primary sources, product sales, which are comprised primarily of instrument and disposables revenue, and leased elements, which are comprised of revenue associated with instrument leases.

For revenue generated pursuant to contracts with customers, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when, or as, we satisfy each performance obligation. At contract inception, we assess the goods or services promised within each contract, determine which goods or services are performance obligations and assess whether each promised good or service is distinct.

We enter into instrument lease and licensing arrangements that are accounted for using lease accounting rather than accounted for as pursuant to contracts with customers. Under these arrangements, we license to third parties’ the rights to use our products and embedded software. The terms of these arrangements typically include payment to us of one or more of the following: instrument lease fees, and clinical progress milestones and may, under the terms of existing agreements, include regulatory and/or sales milestone payments and/or royalties. Revenue from instrument leases is recognized ratably over the determined contractual term of the lease agreement and revenue from associated milestones is recognized when each specific milestone event is achieved by the customer.

In some product sale arrangements, products and services have been sold together representing distinct performance obligations. In such arrangements we allocate the sale price to the various performance obligations in the arrangement on a relative standalone selling price basis.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. We estimate the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Our process for determining standalone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We believe that this method results in an estimate that represents the price we would charge for the product offerings if they were sold separately.

Taxes, such as sales, value-add and other taxes, collected from customers concurrent with revenue generating activities and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are primarily directly paid by customers as pass-through costs.

Amounts received under lease arrangements prior to revenue recognition are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in our consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as other liabilities in our consolidated balance sheets.

Stock-based Compensation

We maintain an incentive compensation plan under which stock options are granted primarily to employees, consultants and non-employee directors. We measure stock-based compensation expense on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We record forfeitures as they occur.

We estimate the fair value of stock options granted to our employees and directors based on the closing price of our common stock on the grant date and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. For grants prior to July 30, 2021, the fair value was based on the value of our common stock on the AIM, a market operated by the London Stock Exchange; for grants after that date, the fair value was based on the value of our common stock on the Nasdaq Global Select Market on the grant date. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions include expected volatility using publicly traded peer group companies’ common stock, expected dividend yield, risk-free rate of interest and the expected term using the simplified method.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements in this Annual Report.

Emerging Growth Company Status

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

We will remain an emerging growth company until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering in the United States; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year. Based on the current market value of our common stock, it is possible that we may lose emerging growth company status as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $255.0 million, which consisted primarily of money market funds and commercial paper. The primary objective of our investment approach is to preserve principal and provide liquidity. As of December 31, 2021, we held money market fund securities of $19.3 million, short-term corporate debt of $4.9 million and short-term commercial paper of $227.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

MaxCyte, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MaxCyte, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MaxCyte, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia

March 22, 2022

MaxCyte, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$47,782,400	$18,755,200
Short-term investments, at amortized cost	207,261,400	16,007,500
Accounts receivable	6,877,000	5,171,900
Inventory	5,204,600	4,315,800
Prepaid expenses and other current assets	3,307,400	1,003,000
Total current assets	270,432,800	45,253,400

Property and equipment, net	7,681,200	4,546,200
Right of use asset - operating leases	5,689,300	1,728,300
Right of use asset - finance leases	-	218,300
Other assets	316,700	33,900
Total assets	$284,120,000	$51,780,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,820,300	$890,200
Accrued expenses and other	6,523,500	5,308,500
Operating lease liability, current	527,200	572,600
Deferred revenue, current portion	6,746,800	4,843,000
Total current liabilities	15,617,800	11,614,300

Note payable, net of discount, and deferred fees	—	4,917,000
Operating lease liability, net of current portion	5,154,900	1,234,600
Other liabilities	450,200	788,800
Total liabilities	21,222,900	18,554,700

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 and no shares authorized at December 31, 2021 and 2020, respectively; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 and 200,000,000 shares authorized, 101,202,705 and 77,382,473 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,012,000	773,800
Additional paid-in capital	376,189,600	127,673,900
Accumulated deficit	(114,304,500)	(95,222,300)
Total stockholders’ equity	262,897,100	33,225,400
Total liabilities and stockholders’ equity	$284,120,000	$51,780,100

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
Revenue	$33,894,100	$26,168,900	$21,620,700
Cost of goods sold	3,647,400	2,767,000	2,499,200
Gross profit	30,246,700	23,401,900	19,121,500

Operating expenses:
Research and development	15,407,300	17,734,800	17,592,300
Sales and marketing	13,002,900	8,328,700	7,852,100
General and administrative	18,676,000	7,370,000	5,555,800
Depreciation and amortization	1,349,100	1,025,100	541,300
Total operating expenses	48,435,300	34,458,600	31,541,500
Operating loss	(18,188,600)	(11,056,700)	(12,420,000)

Other income (expense):
Interest and other expense	(1,044,400)	(825,600)	(681,100)
Interest income	150,800	65,900	206,100
Total other income (expense)	(893,600)	(759,700)	(475,000)
Provision for income taxes	—	—	—
Net loss	$(19,082,200)	$(11,816,400)	$(12,895,000)
Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.23)
Weighted average shares outstanding, basic and diluted	90,619,057	69,464,751	56,397,524

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	51,332,764	$513,300	$82,279,300	$(70,510,900)	$12,281,700
Issuance of common stock, net of issuance costs	5,908,319	59,100	12,271,200	—	12,330,300
Stock-based compensation expense	—	—	1,752,100	—	1,752,100
Exercise of stock options	162,500	1,600	131,100	—	132,700
Net loss	—	—	—	(12,895,000)	(12,895,000)
Balance at December 31, 2019	57,403,583	574,000	96,433,700	(83,405,900)	13,601,800
Issuance of common stock, net of issuance costs	19,181,423	191,800	28,375,400	—	28,567,200
Stock-based compensation expense	—	—	2,471,800	—	2,471,800
Exercise of stock options	797,467	8,000	393,000	—	401,000
Net loss	—	—	—	(11,816,400)	(11,816,400)
Balance at December 31, 2020	77,382,473	773,800	127,673,900	(95,222,300)	33,225,400
Issuance of common stock, net of issuance costs	5,740,000	57,400	51,751,500	—	51,808,900
Issuance of common stock upon initial public offering, net of issuance costs	15,525,000	155,300	184,113,100	—	184,268,400
Stock-based compensation expense	—	—	7,958,800	—	7,958,800
Exercise of stock options	2,490,629	24,900	3,606,300	—	3,631,200
Cashless exercise of warrant	64,603	600	1,086,000	—	1,086,600
Net loss	—	—	—	(19,082,200)	(19,082,200)
Balance at December 31, 2021	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(19,082,200)	$(11,816,400)	$(12,895,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,423,900	1,047,700	613,500
Net book value of consigned equipment sold	51,600	79,900	25,000
Loss on disposal of fixed assets	32,500	25,900	1,700
Fair value adjustment of liability classified warrant	645,400	366,500	14,000
Stock-based compensation	7,958,800	2,471,800	1,752,100
Bad debt (recovery) expense	-	(117,200)	54,200
Amortization of discounts on short-term investments	(70,300)	(3,800)	(32,600)
Non-cash interest expense	5,400	21,700	51,900

Changes in operating assets and liabilities:
Accounts receivable	(1,705,100)	(1,810,200)	1,592,000
Inventory	(1,405,800)	(890,600)	(1,890,200)
Other current assets	(2,304,400)	(205,900)	66,600
Right of use asset – operating leases	(3,806,200)	525,000	474,600
Right of use asset – finance lease	63,500	83,400	—
Other assets	(282,800)	(33,900)	—
Accounts payable, accrued expenses and other	2,090,900	391,000	1,160,200
Operating lease liability	3,874,900	(508,800)	68,600
Deferred revenue	1,903,800	1,649,800	795,900
Other liabilities	(73,500)	(58,000)	(655,000)
Net cash used in operating activities	(10,679,600)	(8,782,100)	(8,802,500)

Cash flows from investing activities:
Purchases of short-term investments	(268,683,600)	(22,505,900)	(7,424,100)
Maturities of short-term investments	77,500,000	8,000,000	9,149,900
Purchases of property and equipment	(3,834,200)	(2,072,100)	(1,271,300)
Proceeds from sale of equipment	4,600	—	—
Net cash (used in) provided by investing activities	(195,013,200)	(16,578,000)	454,500

Cash flows from financing activities:
Net proceeds from issuance of common stock	51,808,900	28,567,200	12,330,300
Net proceeds from issuance of common stock upon initial public offering	184,268,400	—	—
Borrowings under notes payable	-	1,440,000	4,953,300
Principal payments on notes payable	(4,922,400)	(1,440,000)	(5,105,500)
Proceeds from exercise of stock options	3,631,200	401,000	132,700
Principal payments on finance leases	(66,100)	(63,700)	—
Net cash provided by financing activities	234,720,000	28,904,500	12,310,800
Net increase in cash and cash equivalents	29,027,200	3,544,400	3,962,800
Cash and cash equivalents, beginning of year	18,755,200	15,210,800	11,248,000
Cash and cash equivalents, end of year	$47,782,400	$18,755,200	$15,210,800

Supplemental cash flow information:
Cash paid for interest	$420,900	$421,400	$669,600

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$296,400	$70,900	$399,900
Lease liability reduction due to operating lease modification	$304,600	$—	$—
Issuance of warrant in conjunction with debt transaction	$—	—	60,700
Other liability reduction due to exercise of warrant	$1,086,600	$—	$—

See accompanying notes to consolidated financial statements.

1.	Organization and Description of Business

MaxCyte, Inc. (the “Company” or “MaxCyte”) was incorporated as a majority owned subsidiary of EntreMed, Inc. (“EntreMed”) on July 31, 1998, under the laws and provisions of the state of Delaware and commenced operations on July 1, 1999. In November 2002, MaxCyte was recapitalized and EntreMed was no longer deemed to control the Company.

MaxCyte is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and to pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing. In early 2020, the Company established a wholly owned subsidiary, CARMA Cell Therapies, Inc. (“CCTI”), as part of its development of CARMA, MaxCyte’s proprietary, mRNA-based, clinical-stage, immuno-oncology cell therapy. CARMA ceased all material operations by the end of March 2021.

The COVID-19 pandemic has disrupted economic markets and the economic impact, duration and spread of related effects is uncertain at this time and difficult to predict. As a result, it is not possible to ascertain the overall future impact of COVID-19 on the Company’s business and, depending upon the extent and severity of such effects, including, but not limited to potential slowdowns in customer operations, extension of sales cycles, shrinkage in customer capital budgets or delays in customers’ clinical trials, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In 2020 and 2021, the Company made adjustments to its operating, sales and marketing practices to mitigate the effects of COVID-19 restrictions which reduced planned spending, particularly on travel and marketing expenditures. In addition, COVID-19 restrictions may have delayed or slowed the research activities of some existing and prospective customers. It is not possible to quantify the impact of COVID-19 on the Company’s revenues and expenses to date or its expected impact on future periods.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Prior years’ depreciation and amortization expenses included in individual functional operating expense categories were reclassified on the consolidated statement of operations to one functional expense category “Depreciation and Amortization Expense” to conform with current year presentation. For the years ended 2020 and 2019, the amounts of $1,025,100 and $541,300 were reclassified from other functional operating expenses to depreciation and amortization expense, respectively. This reclassification did not impact the Company’s balance sheets, statements of cash flows, and statements of change in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, revenue recognition, stock-based compensation, allowance for doubtful accounts, allowance for inventory obsolescence, accruals for contingent liabilities, accruals for clinical trials, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CCTI. All significant intercompany balances have been eliminated in consolidation.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company’s cash and cash equivalents balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk. The Company invests its excess cash in money market funds, commercial paper and corporate debt. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the years ended December 31, 2021, 2020 and 2019, one customer represented 21%, 15% and 10% of revenue, respectively. As of December 31, 2021, two customers accounted for 16% and 13% of accounts receivable, respectively. One customer accounted for 13% of accounts receivable at December 31, 2020.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the years ended December 31, 2021, 2020 and 2019, the Company purchased approximately 33%, 47% and 56% of its inventory from a single supplier, respectively. At December 31, 2021, amounts payable to one supplier totaled 14% of total accounts payable. As of December 31, 2020, amounts payable to three suppliers totaled 62% of total accounts payable.

Foreign Currency

The Company’s functional currency is the US Dollar; transactions denominated in foreign currencies are transacted at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in foreign currency is consummated and the date on which it is either settled or at the reporting date are recognized in the consolidated statements of operations as general and administrative expense. For the year ended December 31, 2021, 2020 and 2019, the Company recognized $72,000 in foreign currency transaction loss, $81,800 in foreign currency transaction gain and $24,700 in foreign currency transaction loss, respectively.

Fair Value

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. US GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2—Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

●	Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

See Note 7 for additional information regarding fair value.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of financial instruments including money market funds and commercial paper with original maturities of less than 90 days. Short-term investments consist of commercial paper and corporate bonds with original maturities greater than 90 days and less than one year. All money market funds, commercial paper and corporate debt instruments are recorded at amortized cost unless they are deemed to be impaired on an other-than-temporary basis, at which time they are recorded at fair value using Level 2 inputs.

Inventory

The Company sells or licenses products to customers. The Company uses the average cost method of accounting for its inventory and adjustments resulting from periodic physical inventory counts are reflected in costs of goods sold in the period of the adjustment. Inventory is carried at the lower of cost or net realizable value.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The allowance for doubtful accounts reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The Company determined no allowance was necessary at December 31, 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Office equipment (principally computers) is depreciated over an estimated useful life of three years. Laboratory equipment is depreciated over an estimated useful life of five years. Furniture is depreciated over a useful life of seven years. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life. Instruments represent equipment held at a customer’s site that is typically leased to customers on a short-term basis and is depreciated over an estimated useful life of five years.

Property and equipment include capitalized costs to develop internal-use software. Applicable costs are capitalized during the development stage of the project and include direct internal costs, third-party costs and allocated interest expenses as appropriate.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company recognized no impairment in either of the years ended December 31, 2021 or 2020.

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

During the third quarter of 2021, the Company netted $17.6 million in issuance costs against IPO proceeds (see Note 1) and additional paid-in capital. As of December 31, 2021 and 2020, there were no capitalized deferred offering costs in the consolidated balance sheets.

Revenue Recognition

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligations.

In some arrangements, product and services have been sold together representing distinct performance obligations. In such arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

The Company recognizes revenue upon the satisfaction of its performance obligation (generally upon transfer of control of promised goods or services to its customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company defers incremental costs of obtaining a customer contract and amortizes the deferred costs over the period that the goods and services are transferred to the customer. The Company had no material incremental costs to obtain customer contracts in any period presented.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of services being provided.

Cost of Goods Sold

Cost of goods sold primarily consists of costs for raw material parts, contract manufacturer costs, salaries, overhead, leased equipment depreciation and other direct costs related to sales recognized as revenue in the period.

Research and Development Costs

Research and development costs consist of independent proprietary research and development costs and the costs associated with work performed for fees from third parties. Research and development costs are expensed as incurred. Research costs performed for fees paid by customers are included in cost of goods sold.

Stock-Based Compensation

The Company grants stock-based awards in exchange for employee, consultant and non-employee director services. The value of the award is recognized as expense on a straight-line basis over the requisite service period.

The Company utilizes the Black-Scholes option pricing model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the expected volatility, expected dividend yield, risk-free rate of interest and the expected life of the award. A discussion of management’s methodology for developing each of the assumptions used in the Black-Scholes model is as follows:

Expected Volatility

Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company does not currently have sufficient history with its own common stock to determine its actual volatility. The Company has been able to identify several public entities of similar size, complexity and stage of development; accordingly, historical volatility has been calculated for the periods presented using the volatility of these companies.

Expected Dividend Yield

The Company has never declared or paid common stock dividends and has no plans to do so in the foreseeable future. Therefore, the Company used an expected dividend yield of zero.

Risk-Free Interest Rate

This approximates the US Treasury rate for the day of each option grant during the year, having a term that closely resembles the expected term of the option.

Expected Term

This is the period that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company estimates the expected term of the options to be approximately six years for options, with a majority vesting over a four-year period, using the simplified method. Over time, management intends to track estimates of the expected term of the option term so that estimates will approximate actual behavior for similar options.

Expected Forfeiture Rate

The Company records forfeitures as they occur.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

	December 31,
	2021	2020	2019
Expected volatility	55-57%	49-55%	48-55%
Risk-free interest rate	0.7-1.3%	0.4-1.7%	1.6-2.6%
Expected term (in years)	6	6	6

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company has not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements.

The Company is subject to taxation in various jurisdictions in the United States and abroad and remains subject to examination by taxing jurisdictions for 2017 and all subsequent periods. The Company had a Federal Net Operating Loss (“NOL”) carryforward of $90.3 million as of December 31, 2021, which was generally available as a deduction against future income for US federal corporate income tax purposes, subject to applicable carryforward limitations. The Company’s NOLs are limited on an annual basis, subject to certain carryforward provisions, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as a result of a greater than 50% change in ownership that occurred in prior periods. The Company has calculated that for the period ending December 31, 2022, the cumulative limitation amount exceeds the NOLs subject to the limitation. In addition, the Company’s NOLs may also be limited as a result of subsequent changes in ownership.

Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. In transactions where the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections for leases where it is the lessee whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. See Note 9 for additional details over leases where the Company is the lessee.

All transactions where the Company is the lessor are short-term (one year or less) and have been classified as operating leases. All leases require upfront payments covering the full period of the lease and thus, there are no future payments expected to be received from existing leases. See Note 3 for details over revenue recognition related to lease agreements.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of stock options and stock purchase warrants, which has been excluded from the computation of diluted loss per share, was 12.4 million, 12.9 million and 10.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Recently Adopted

On January 1, 2021, the Company adopted new guidance addressing income taxes, which is intended to simplify various aspects related to the accounting for income taxes. The guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, Income Taxes, and also clarifies and amends existing guidance to improve consistent application. The adoption did not have a material effect on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

In August 2020, the FASB issued guidance with respect to (i) accounting for convertible instruments, (ii) accounting for contracts in an entity’s own equity as derivatives and (iii) earnings per share calculations. The guidance attempts to simplify the accounting for convertible instruments by eliminating the requirement to separate embedded conversion options in certain circumstances. The guidance also provides for updated disclosure requirements for convertible instruments. The guidance further updates the criteria for determining whether a contract in an entity’s own equity can be classified as equity. Lastly, the guidance specifically addresses how to account for the effect of convertible instruments and potential cash settled instruments in calculating diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this guidance may be applied on a modified retrospective basis or a full retrospective basis. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

3.	Revenue

Revenue is principally from the sale of instruments and processing assemblies, and extended warranties and the lease of instruments, which lease agreements also include customer-specific milestone payments. In some arrangements, product and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments and processing assemblies is generally recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is reasonably assured. Revenue from equipment leases is recognized ratably over the contractual term of the lease agreement and when specific milestones are achieved by a customer. Licensing fee revenue is recognized ratably over the license period. Revenue from fees for research services is recognized when services have been provided.

Disaggregated revenue for the year ended December 31, 2021 is as follows:

	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$20,786,800	$—	$20,786,800
Lease elements	—	12,322,700	12,322,700
Other	784,600	—	784,600
Total	$21,571,400	$12,322,700	$33,894,100

Disaggregated revenue for the year ended December 31, 2020 is as follows:

	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$14,850,200	$—	$14,850,200
Lease elements	—	10,717,400	10,717,400
Other	601,300	—	601,300
Total	$15,451,500	$10,717,400	$26,168,900

Disaggregated revenue for the year ended December 31, 2019 is as follows:

	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$12,917,800	$—	$12,917,800
Lease elements	—	8,363,500	8,363,500
Other	339,400	—	339,400
Total	$13,257,200	$8,363,500	$21,620,700

Additional disclosures relating to Revenue from Contracts with Customers

Changes in deferred revenue for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$5,014,300	$3,452,800	$2,770,100
Revenue recognized in the current period from amounts included in the beginning balance	(4,828,000)	(3,191,200)	(2,435,000)
Current period deferrals, net of amounts recognized in the current period	7,010,700	4,752,700	3,117,700
Balance at December 31	$7,197,000	$5,014,300	$3,452,800

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year was $1,345,200 at December 31, 2021, of which the Company expects to recognize $894,900 in 2022, $208,200 in 2023, $61,200 in 2024, $21,400 in 2024 and $159,500 thereafter.

In the years ended December 31, 2021, 2020 and 2019, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfil contracts.

4.	Debt

The Company originally entered into a credit facility with MidCap Financial SBIC, LP (“MidCap”) in March 2014. In February 2019, the Company paid off the MidCap credit facility in full in accordance with its terms and conditions.

In November 2019, the Company entered into a new credit facility with MidCap. The credit facility provided for a $5 million term loan maturing on November 1, 2024. The term loan provided for (i) an interest rate of one-month Libor plus 6.5% with a 1.5% Libor floor, (ii) monthly interest payments, (iii) 30 monthly principal payments of approximately $166,700 beginning June 2022 and (iv) a 3% final payment fee. The Company used the proceeds from the credit facility for general operating purposes. The debt was collateralized by substantially all assets of the Company. At December 31, 2020, the term loan had an outstanding principal balance of $5 million and $83,000 of unamortized debt discount. In March 2021, the Company repaid the MidCap loan in full. The Company incurred fees of $260,000 associated with early repayment of the loan. The unamortized debt discounts and fees were expensed and recorded as interest expense.

In April 2020, the Company received a loan from Silicon Valley Bank in the amount of $1,440,000 under the US Small Business Administration’s Paycheck Protection Program (“PPP”). The PPP was established as part of the US Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and provided for potential forgiveness of the loan upon the Company meeting certain conditions as to the use of the proceeds. The loan provided for interest at 1% and a maturity date of April 2022. In May 2020, the Company repaid the loan in full.

5.	Stockholders’ Equity

Common Stock

In March 2019, the Company completed an equity capital raise issuing approximately 5.9 million shares of common stock at a price of £1.70 (or approximately $2.25) per share. The transaction generated gross proceeds of approximately £10 million (or approximately $13.3 million). In conjunction with the transaction, the Company incurred costs of approximately $1.0 million which resulted in the Company receiving net proceeds of approximately $12.3 million. During the year ended December 31, 2019, the Company issued 162,500 shares of common stock as a result of stock option exercises, receiving gross proceeds of $132,700.

In May 2020, the Company completed an equity capital raise issuing 19,181,423 shares of its common stock at a price of £1.31 (or approximately $1.60) per share in an unregistered offering. The transaction generated gross proceeds of approximately £25.1 million (or $30.5 million). In conjunction with the transaction, the Company incurred costs of approximately $1.9 million which resulted in the Company receiving net proceeds of approximately $28.6 million. During the year ended December 31, 2020, the Company issued 797,467 shares of common stock as a result of stock option exercises, receiving gross proceeds of $401,000.

In February 2021, the Company completed an equity capital raise issuing 5,740,000 shares of its common stock at a price of ₤7.00 (or approximately $9.64) per share. The transaction generated gross proceeds of ₤40.2 million (or $55.3 million). In conjunction with the transaction, the Company incurred costs of $3.5 million which resulted in the Company receiving net proceeds of $51.8 million.

In August 2021, the Company completed the IPO and received aggregate net proceeds of $184.3 million (see Note 1). During the year ended December 31, 2021, the Company issued 2,490,629 shares of common stock as a result of stock option exercises, receiving gross proceeds of $3.6 million.

Preferred Stock

In July 2021, upon shareholder approval, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

Warrant

In connection with the November 2019 credit facility (see Note 4) the Company issued the lender a warrant to purchase 71,168 shares of Common Stock at an exercise price of £1.09081 per share. The warrant was exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability as its strike price is in a currency other than the Company’s functional currency. The warrant was recorded at fair value at the end of each reporting period with changes from the prior balance sheet date recorded on the consolidated statements of operations (see Note 6).

In a cashless settlement in August 2021, the lender fully exercised the warrant in exchange for 64,603 shares of common stock.

Stock Options

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “Plan”) in January 2016 to amend and restate the MaxCyte 2000 Long-Term Incentive Plan to provide for the awarding of (i) stock options; (ii) restricted stock; (iii) incentive shares and (iv) performance awards to employees, officers, and directors of the Company and to other individuals as determined by the Board of Directors. Under the Plan, as amended, the maximum number of shares of Common Stock of the Company that the Company may issue is increased by ten percent (10%) of the shares that are issued and outstanding at the time awards are made under the Plan. On December 10, 2019, and October 27, 2020, the Company’s Board resolved to increase the number of stock options under the Plan by 3,000,000 and 1,500,000, respectively.

At December 31, 2021 and 2020, there were 4,491,162 and 4,175,737 awards available to be issued under the Plan, respectively.

The Company has not issued any restricted stock, incentive shares or performance awards under the Plan. Stock options granted under the Plan may be either incentive stock options as defined by the Internal Revenue Code or non-qualified stock options. The Board of Directors determines who will receive options under the Plan and determines the vesting period. The options can have a maximum term of no more than ten years. The exercise price of options granted under the Plan is determined by the Board of Directors and must be at least equal to the fair market value of the Common Stock of the Company on the date of grant.

In December 2021 the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) Non-statutory Stock Options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The Inducement Plan reserved 2,500,000 shares for issuance under awards, and as of December 31, 2021 no awards have been granted.

A summary of stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2019	8,388,500	$1.49	7.4	$10,354,900
Granted	2,538,500	2.17
Exercised	(162,500)	0.82		$217,600
Forfeited	(465,215)	2.48
Outstanding at December 31, 2019	10,299,285	$1.63	7.0	$6,471,500
Granted	3,849,448	3.00
Exercised	(797,467)	0.52		$2,198,300
Forfeited	(487,036)	2.59
Outstanding at December 31, 2020	12,864,230	$2.11	7.1	$65,576,300
Granted	4,117,956	13.96
Exercised	(2,490,629)	1.44		$25,133,200
Forfeited	(2,057,818)	4.54
Outstanding at December 31, 2021	12,433,739	6.03	7.5	$66,547,300
Exercisable at December 31, 2021	6,099,959	$2.19	6.0	$49,021,600

The weighted-average fair value of the options granted during the years ended December 31, 2021, 2020 and 2019 was estimated to be $7.39, $1.39 and $1.08, respectively.

As of December 31, 2021, total unrecognized compensation expense was $26,748,900, which will be recognized over the next 3.2 years.

Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was classified as follows on the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
General and administrative	$4,609,900	$1,230,700	$827,500
Sales and marketing	1,454,800	484,700	325,700
Research and development	1,894,100	756,400	598,900
Total	$7,958,800	$2,471,800	$1,752,100

6. Consolidated Balance Sheet Components

Inventory

The following tables show the components of inventory:

	December 31,	December 31,
	2021	2020
Raw materials inventory	$2,684,100	$1,771,300
Finished goods inventory	2,520,500	2,544,500
Total inventory	$5,204,600	$4,315,800

The Company determined no allowance for obsolescence was necessary at December 31, 2021 or 2020.

Property and Equipment, Net

Property and equipment, net comprised the following:

	December 31,	December 31,
	2021	2020
Furniture and equipment	$4,914,500	$3,492,900
Instruments	3,208,900	1,424,600
Leasehold improvements	641,400	641,400
Internal-use software and other assets under development	1,163,200	—
Internal-use software	2,125,600	1,963,000
Accumulated depreciation and amortization	(4,372,400)	(2,975,700)
Property and equipment, net	$7,681,200	$4,546,200

For the years ended December 31, 2021 and 2020, the Company transferred $517,000 and $276,600, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the years ended 31 December 2021, 2020 and 2019, the Company incurred depreciation and amortization expense of $1,423,900, $1,047,700 and $613,500, respectively.

In the years ended December 31, 2021, 2020 and 2019, the Company capitalized approximately $0, $16,700 and $13,800, respectively, of interest expense related to capitalized software development projects. Maintenance and repairs are charged to expense as incurred.

7.	Fair Value

The Company’s consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, short-term investments, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments. Notes payable are reflective of fair value based on market comparable instruments with similar terms.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at December 31, 2021.

The following table identifies the carrying amounts of this warrant at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liability classified warrant	$—	$—	$441,200	$441,200
Total at December 31, 2020	$—	$—	$441,200	$441,200

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2021, 2020 and 2019:

	Mark-to-market liabilities — warrant
	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$441,200	$74,700	$—
Issuance	—	—	60,700
Change in fair value	645,400	366,500	14,000
Exercise of warrant	(1,086,600)	—	—
Balance at December 31	$—	$441,200	$74,700

The gains and losses resulting from the changes in the fair value of the liability classified warrant are classified as other income or expense in the accompanying consolidated statements of operations. The fair value of the warrant was determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and included the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

The Company has no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No such fair value impairment was recognized during the years ended December 31, 2021 or 2020.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$19,341,500	$—	$—	$19,341,500
Commercial paper	Cash equivalents	25,492,200	4,400	—	25,496,600
Corporate debt	Short-term investments	4,909,200	—	(1,800)	4,907,400
Commercial paper	Short-term investments	202,352,200	22,900	—	202,375,100
Total cash equivalents and short-term investments		$252,095,100	$27,300	$(1,800)	$252,120,600

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2020:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$8,702,200	$—	$—	$8,702,200
Commercial paper	Cash equivalents	6,523,500	—	—	6,523,500
Commercial paper	Short-term investments	13,996,800	1,800	—	13,998,600
Corporate debt	Short‑term investments	2,010,700	—	(100)	2,010,600
Total cash equivalents and short-term investments		$31,233,200	$1,800	$(100)	$31,234,900

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized during the years ended December 31, 2021 or 2020.

8.	Income Taxes

The Company did not recognize a provision (benefit) for income taxes in 2021, 2020 or 2019. Based on the Company’s historical operating performance, the Company has provided a full valuation allowance against its net deferred tax assets.

Net deferred tax assets as of December 31, 2021, 2020 and 2019 are presented in the table below:

	December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$22,306,600	$14,998,000	$12,842,100
Research and development credits	—	875,400	875,400
Stock-based compensation	3,177,500	1,662,600	1,146,200
Deferred revenue	1,873,100	1,387,200	965,800
Lease liability	1,478,800	566,900	647,800
Accruals and other	1,103,900	971,700	652,700
Deferred tax liabilities:
ROU asset	(1,480,700)	(538,500)	(630,300)
Depreciation	(70,100)	—	(25,300)
	28,389,100	19,923,300	16,474,400
Valuation allowance	(28,389,100)	(19,923,300)	(16,474,400)
Net deferred tax assets	$—	$—	$—

The Federal net operating loss (“NOL”) carryforwards of approximately $90.3 million as of December 31, 2021, will begin to expire in various years beginning in 2026. The use of NOL carryforwards is limited on an annual basis under Internal Revenue Code Section 382 when there is a change in ownership (as defined by this code section). As of December 31, 2021, the Company has NOL carryforwards of approximately $52.5 million in various states. Based on changes in Company ownership in the past, the Company believes that the use of its NOL carryforwards generated prior to the date of the change is limited on an annual basis; NOL carryforwards generated subsequent to the date of change in ownership can be used without limitation. The use of the Company’s NOL carryforwards may be restricted further if there are future changes in Company ownership. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to state tax requirements.

Income tax expense reconciled to the tax computed at statutory rates for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes (benefit) at statutory rates	$(4,007,300)	$(2,481,400)	$(2,707,900)
State income taxes (benefit), net of Federal benefit	(959,100)	(787,600)	(898,800)
Windfall tax benefits	(6,082,100)	(556,900)	(40,200)
Permanent differences, rate changes and other	2,565,800	377,100	(29,700)
Change in valuation allowance	8,482,700	3,448,800	3,676,600
Total Income Tax Expense	$—	$—	$—

9.	Commitments and Contingencies

Leases

Operating Leases

The Company is a party to various leases for office and laboratory space. A member of the Company’s Board of Directors is the CEO and Board member of the lessor of certain of these leases for which the rent payments totaled $692,000, $623,000 and $416,800 in the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s long-term office and laboratory lease agreements as amended to date, for all leases excluding the 2021 Lease described below, expire between October 2022 and October 2023 and provide for annual increases to the base rent of between 3% and 5%. All of these leases are classified as operating leases and the current monthly base lease payment for these office and laboratory leases is approximately $59,100. In addition to base rent, the Company pays a pro-rated share of common area maintenance (“CAM”) costs for the entire building, which is adjusted annually based on actual expenses incurred. None of the Company’s current operating leases, excluding the 2021 Lease described below, contain any renewal provisions. The Company used a discount rate of 8% in calculating its lease liability under its operating leases.

In 2021, the Company entered into an operating lease agreement, as amended, for new office and manufacturing space (the “2021 Lease”). The 2021 Lease for the new space consists of three phases, with Phase 1 having commenced in December 2021 and a portion of Phase 2 having commenced in January 2022 (see Note 10). The lease term for all phases is estimated to expire on August 31, 2035. The remainder of Phase 2 and all of Phase 3 are estimated to commence in the second quarter 2022 and the first quarter of 2023, respectively. The Company will design and construct the leasehold improvements with the approval of the landlord. The 2021 Lease agreement includes a landlord-provided tenant improvement allowance of $6.3 million, which will be applied to the cost of construction of leasehold improvements. Under the 2021 Lease, the Company has three five-year options to extend the term of the lease. The initial monthly base rent for Phase 1 is $66,000, with such base rent increasing during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the lease premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Phase 1 lease commencement resulted in the Company establishing approximately $4.8 million of ROU assets and $4.7 million of lease liabilities. The Company used a discount rate of 6.5% in calculating its Phase 1 lease liability. The total incremental non-cancellable lease payments under the 2021 Lease are approximately $29.9 million over the lease term.

Finance Leases

In 2020, the Company entered into a three-year laboratory equipment lease that expires in April 2023. The lease provided for monthly payments of approximately $9,200 per month and included an end of lease bargain purchase option. The lease was classified as a finance lease. The Company used a discount rate of 5.5% in calculating its lease liability under this finance lease resulting in the establishment of approximately a $301,700 ROU asset and offsetting lease liabilities.

In August 2021, the Company exercised its purchase option under the finance lease and acquired the associated leased laboratory equipment. At December 31, 2021, the Company had no ROU finance asset or lease liability.

At December 31, 2020, the Company had a $218,300 ROU asset, a $100,000 short-term lease liability included in “Accrued expenses and other” and $142,200 long-term lease liability included in “Other liabilities” related to its finance lease on the consolidated balance sheet.

All Leases

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Year Ended December 31,
	2021	2020	2019
Finance lease cost
Amortization of ROU asset	$55,600	$83,400	$—
Interest on expense	7,000	14,400	—
Operating lease cost	714,100	673,900	551,100
Short-term lease cost	43,300	19,100	—
Variable lease cost	302,400	289,500	217,700
Total lease cost	$1,122,400	$1,080,300	$768,800

	As of December 31,
	2021	2020
Operating leases
Assets:
Operating lease right-of-use assets	$5,689,300	$1,728,300
Liabilities
Current portion of operating lease liabilities	$527,200	$572,600
Operating lease liabilities, net of current portion	5,154,900	1,234,600
Total operating lease liabilities	$5,682,100	$1,807,200
Other information
Weighted-average remaining lease term (in years)	11.7	2.8
Weighted-average discount rate%	6.6%	8.0%

As of December 31, 2021, maturities of lease liabilities that had commenced prior to December 31, 2021, were as follows:

Operating Leases

2022	$579,200
2023	1,015,700
2024	829,100
2025	849,800
2026 and thereafter	9,394,600
Total undiscounted lease payments	$12,668,400
Discount factor	(6,986,300)
Present value of lease liabilities	$5,682,100

401(k) Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan covering eligible employees. Participating employees may voluntarily contribute up to limits provided by the Internal Revenue Code. The Company matches employee contributions equal to 50% of the salary deferral contributions, with a maximum Company contribution of 5% of the employees’ eligible compensation. In the years ended December 31, 2021, 2020 and 2019, Company matching contributions amounted to $378,900, $351,500 and $277,700, respectively.

10.	Subsequent Events

On January 28, 2022, a portion of Phase 2 of the 2021 Lease (see Note 9) commenced. The Phase 2 commencement resulted in the Company establishing approximately $3.2 million each of ROU assets and lease liabilities. The initial monthly base rent for the commenced portion of Phase 2 is $35,800, with such base rent increasing during the initial term by 3% annually on the anniversary of the Phase 1 commencement date. The Company used a discount rate of 6.5% in calculating its Phase 2 lease liability. The total incremental non-cancellable lease payments under the commenced portion of Phase 2 are approximately $6.7 million over the lease term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.

(3) List of Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
4.1*	Description of Certain of Registrant's Securities.
10.1#	MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.1	July 26, 2021
10.2#	Form of New Hire Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.2	July 26, 2021
10.3#	Form of Performance Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.3	July 26, 2021
10.4#	Form of Director Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.4	July 26, 2021
10.5*#	MaxCyte, Inc. Inducement Plan.
10.6#	Form of 2021 Employee Stock Purchase Plan.	S-1/A	333-257810	10.7	July 26, 2021
10.7#	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.	S-1/A	333-257810	10.8	July 26, 2021
10.8	Eighth Amendment to Lease Agreement, dated as of September 27, 2019, between ARE-20/22/1300 Firstfield Quince Orchard, LLC and the Registrant.	S-1/A	333-257810	10.9	July 26, 2021
10.9	Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.10	July 26, 2021
10.10	First Amendment to Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.11	July 26, 2021

10.11	First Amendment to Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.12	July 26, 2021
10.12#	Severance Agreement, dated July 20, 2021, between the Registrant and Doug Doerfler.	S-1/A	333-257810	10.13	July 26, 2021
10.13#	Severance Agreement, dated January 21, 2021, between the Registrant and Amanda Murphy.	S-1/A	333-257810	10.15	July 26, 2021
10.14*#	Severance Agreement, dated March 8, 2017, between the Registrant and Ron Holtz.
10.15	Notice of Termination of Lease Agreement, dated as of June 8, 2021, between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Registrant.
10.16µ	Deed of Lease, dated as of May 27, 2021, between Key West MD Owner LLC and Registrant.
10.17µ	Amendment to Deed of Lease, dated as of November 16, 2021, between Key West MD Owner LLC and Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained on the signature page to this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

* Filed herewith.

# Indicates management contract or compensatory plan.

µ Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

@ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MaxCyte Inc.

Date: March 22, 2022	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Doug Doerfler and Maher Masoud, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of MaxCyte, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Doerfler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2022
Douglas Doerfler

/s/ Amanda Murphy	Chief Financial Officer (Principal Financial Officer)	March 22, 2022
Amanda Murphy

/s/ Ron Holtz	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2022
Ron Holtz

/s/ Richard Douglas	Chairman of the Board of Directors	March 22, 2022
Richard Douglas, PhD

/s/ Yasir Al-Wakeel	Director	March 22, 2022
Yasir Al-Wakeel, BM BCh

/s/ Will Brooke	Director	March 22, 2022
Will Brooke

/s/ Stanley C. Erck	Director	March 22, 2022
Stanley C. Erck

/s/ Rekha Hemrajani	Director	March 22, 2022
Rekha Hemrajani

/s/ John Johnston	Director	March 22, 2022
John Johnston

/s/ Art Mandell	Director	March 22, 2022
Art Mandell