Form 10-K/A
period 2021-12-31
MAXCYTE, INC.
filed 2022-04-29
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38594

MAXCYTE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4310622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Firstfield Road, Suite 110 Gaithersburg, MD 20878 (Address of principal executive offices)

Registrant’s telephone number, including area code: (301) 944-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MXCT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the Registrant’s common stock of £8.98, as reported by the AIM, a market operated by the London Stock Exchange, on that date, or approximately $12.42 per share based on the last reported exchange rate for British pounds sterling of £1.00 = $1.3829 on June 30, 2021, was approximately $1.0 billion. The Registrant’s common stock began trading on the Nasdaq Global Select Market on July 30, 2021.

As of April 27, 2022, there were 101,540,052 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

EXPLANATORY NOTE

MaxCyte, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, Director, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accounting Fees and Services) because the Company’s definitive proxy statement will not be filed within 120 days after December 31, 2021, the end of the fiscal year covered by the Company’s Annual Report on Form 10-K.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15, Exhibits and Financial Statement Schedules of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

In this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

i

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information with respect to our current directors, including their ages as of March 31, 2022. There are no family relationships among any of our directors.

Name	Age	Position(s)
Doug Doerfler	66	President, Chief Executive Officer and Director
Yasir Al-Wakeel, BM BCh	40	Director
Rekha Hemrajani	52	Director
Art Mandell	69	Director
Stanley C. Erck	73	Director
Will Brooke	66	Director
John Johnston	63	Director
Richard Douglas, PhD	69	Chairman and Director

Doug Doerfler  has served as our president and chief executive officer and on our Board since July 1998. Prior to cofounding MaxCyte in 1998, Mr. Doerfler served as president and chief executive officer and as a director of Immunicon Corporation. Prior to joining Immunicon, Mr. Doerfler held executive positions at life sciences company Life Technologies Corporation (now Thermo Fisher). Mr. Doerfler currently serves as chair emeritus of the Maryland Tech Council and on the executive committee of the Biotechnology Innovation Organization. Mr. Doerfler received his B.S. in finance from the University of Baltimore School of Business. Our Board believes that Mr. Doerfler’s life science and cell therapy industry knowledge and public company management experience qualify him to serve as a director.

Yasir Al-Wakeel has served on our Board since June 2021. Dr. Al-Wakeel has served as Chief Financial Officer and Head of Corporate Development of Kronos Bio, Inc. since August 2020. Prior to joining Kronos Bio, Dr. Al-Wakeel served as the Chief Financial Officer of Neon Therapeutics, Inc. from July 2017 to May 2020. Previously, Dr. Al-Wakeel served as the Chief Financial Officer and Head of Corporate Development at Merrimack Pharmaceuticals, Inc. from August 2015 until July 2017. Dr. Al-Wakeel previously served in various capacities at Credit Suisse, an investment banking firm, from 2008 to 2015. While at Credit Suisse, Dr. Al-Wakeel was Director of Healthcare Investment Banking, focused on biotechnology, and, prior to that role, he was an Equity Research Analyst covering the biotechnology and specialty pharmaceuticals sectors. Before joining Credit Suisse, Dr. Al-Wakeel was a practicing physician, holding both clinical and academic medical posts. Dr. Al-Wakeel received his BM BCh (Doctor of Medicine and Surgery) from Oxford University and his M.A. in theology from Cambridge University. Our Board believes that Dr. Al-Wakeel’s significant scientific and finance background qualify him to serve as a director.

Rekha Hemrajani has served on our Board since June 2021. Ms. Hemrajani has served as Chief Executive Officer and Director of Jiya Acquisition Corporation since August 2020. She previously served as President and Chief Executive Officer of Aravive, Inc., a clinical-stage biotechnology company, from January 2020 to April 2020. From March 2019 to September 2019, Ms. Hemrajani served as the Chief Operating Officer and Chief Financial Officer of Arcus Biosciences, a biotechnology company. From March 2016 to March 2019, she served as Chief Operating Officer of FLX Bio, Inc. (now RAPT Therapeutics, Inc.), a biotechnology company. Ms. Hemrajani currently serves as a director of the publicly held company ALX Oncology Holdings, Inc. and previously served as a director of Adverum Biotechnologies, Inc. and Aravive, Inc. She holds a B.S. in Economics and Computer Science from the University of Michigan and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Our Board believes Ms. Hemrajani is qualified to serve as a director due to her executive and financial experience at multiple companies in the biopharmaceutical and biotechnology industries.

Art Mandell has served on our Board since May 2006. Mr. Mandell served as president and chief operating officer of Prestwick Pharmaceuticals, Inc. from October 2005 to August 2007. Prior to Prestwick, Mr. Mandell was president and chief executive officer and a director of Cellective Therapeutics, Inc. from 2004 to 2005, when it was acquired by Astra Zeneca/MedImmune. Before Cellective, Mr. Mandell served as president and chief executive officer and director of Stemron Corporation from 2001 to 2003, and as senior vice president and chief business officer of Human Genome Sciences, Inc. from 1997 to 2001. Mr. Mandell began his healthcare career at Syntex Pharmaceutical Corporation. Mr. Mandell received his B.S. from San Jose State University and his M.B.A. from Santa Clara University. Our Board believes Mr. Mandell’s extensive knowledge and experience in both pharmaceuticals and biotechnology qualify him to serve as a director.

Stanley Erck has served on our Board since March 2005. Mr. Erck has served as president and chief executive officer of Novavax, Inc. since April 2011 and as a director of Novavax since June 2009. Mr. Erck previously served as executive chairman of Novavax from February 2010 to April 2011 and interim chief financial officer from November 2017 to March 2018. From 2000 to 2008, Mr. Erck served as president and chief executive officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell AG. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now Sanofi Genzyme and Baxter International. Mr. Erck also served on the board of directors of BioCryst Pharmaceuticals from December 2008 to December 2018. Mr. Erck currently serves on the board of directors of MDBio Foundation. Mr. Erck received a B.S. in economics from the University of Illinois and an M.B.A. from the University of Chicago. Our Board believes Mr. Erck’s public company board experience and extensive knowledge and experience in biotechnology qualify him to serve as a director.

Will Brooke has served on our Board since March 2004. Mr. Brooke retired from Harbert Management Corporation, or HMC, in December 2021, having served in various capacities since he co-founded HMC in 1993. He most recently served as Executive Vice President and Limited Partner prior to his retirement from HMC and also served as Managing Partner of HMC's venture capital funds family from 2003 to 2014. Mr. Brooke has been advising and investing in early-stage and growth companies for more than 30 years, and previously served on the boards of numerous pharmaceutical and medical equipment companies such as nContact, Inc., NovaMin Technology, Inc. and Emageon Corporation. Since December 2018 he has also served as a board member of KPX, LLC, an environmental, social and governance advisory firm serving the investment and advisory sectors. Prior to joining HMC, Mr. Brooke practiced law for a decade. Mr. Brooke received a B.S. in Business Management and a J.D. from the University of Alabama. Our Board believes Mr. Brooke’s extensive business experience and deep financial knowledge qualifies him to serve as a director.

John Johnston has served on our Board since January 2016. Mr. Johnston previously served on the board of directors of Midatech Pharma from December 2014 to February 2019, Flow Group from August 2013 to October 2017, Action Hotels from December 2013 to December 2018 and Constellation Healthcare Technologies from December 2014 to January 2017. From August 2011 to April 2013 Mr. Johnston served as managing director of institutional sales at Nomura Code, and from 2008 to 2011, he was director of sales and trading at Seymour Pierce. In 2003, Mr. Johnston founded Revera Asset Management, where he oversaw an investment trust, a unit trust and a hedge fund, which he ran until 2007. Mr. Johnston began his investment career at the Royal Bank of Scotland and previously held positions at Legg Mason Investors and Murray Johnston. Mr. Johnston received his B.A. in commerce from Abertay University and his M.B.A. from the University of Dundee. Our Board believes Mr. Johnston’s executive leadership and operational experience qualify him to serve as a director.

Richard Douglas has served on our Board since February 2018 and has served as our Non-Executive Chairman since October 2021. Dr. Douglas formerly served as the senior vice president of corporate development of Genzyme Corporation where he worked from 1989 until 2011 when Genzyme was acquired by Sanofi. Prior to joining Genzyme, Dr. Douglas served in science and corporate development capacities at Integrated Genetics prior to its acquisition by Genzyme in 1989. Since 2011 Dr. Douglas has served as an adviser to RedSky Partners, a biotechnology-focused advisory firm and also as executive director of Labyrinth Choir, Inc. He is chairman of the board of directors of Aldeyra Therapeutics which he joined in 2016 and has been a board member of Novavax, Inc. since 2010. He has a B.S. in chemistry from the University of Michigan, where he now serves as chair of the National Advisory Board for the Office of Technology Transfer, and a Ph.D. in biochemistry from the University of California, Berkeley. Our Board believes that Dr. Douglas's significant business experience and scientific background qualify him to serve as a director.

Audit Committee and Audit Committee Financial Expert

The Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is currently composed of four directors: Dr. Al-Wakeel, Mr. Brooke, Mr. Johnston and Mr. Mandell. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and under Rule 10A-3 under the Exchange Act).

The Board has also determined that Mr. Brooke and Dr. Al-Wakeel each qualify as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of each of Mr. Brooke’s and Dr. Al-Wakeel’s level of knowledge and experience based on a number of factors, including their formal education and experience.

Code of Ethics

The Company has adopted the MaxCyte, Inc. Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at https://investors.maxcyte.com/corporate-governance/documents-charters. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Executive Officers

The following table sets forth certain information with respect to our current executive officers, including their ages as of March 31, 2022. There are no family relationships among any of our executive officers.

Name	Age	Position
Doug Doerfler	66	President, Chief Executive Officer and Director

Ron Holtz	64	Chief Financial Officer
Thomas M. Ross	61	Executive Vice President, Global Sales
Maher Masoud	47	Executive Vice President, General Counsel and Secretary
Cenk Sumen	49	Chief Scientific Officer

The biography of Mr. Doerfler is set forth above under “Board of Directors.”

Ron Holtz has served as our chief financial officer since April 2022 and previously served as our senior vice president and chief accounting officer from September 2020 to April 2022. He also served as our chief financial officer from 2005 to September 2020. Mr. Holtz also served on our Board from 2016 to July 2021. From 2000 to 2004, Mr. Holtz served as chief financial officer of B2eMarkets Inc., an e-sourcing tools provider. Mr. Holtz served as chief financial officer of RWD Technologies from 1996 to 1999 and previously spent time in Ernst & Young LLP’s Financial Advisory Services Group. Mr. Holtz received his B.S. in mathematics from the University of Wisconsin, an M.B.A. from the University of Maryland and is a certified public accountant.

Thomas M. Ross has served as our executive vice president of global sales since September 2014. Prior to joining MaxCyte, Mr. Ross was senior vice president of commercial operations at OpGen from 2012 to 2014. Mr. Ross also served as chief commercial officer at Predictive BioScience and vice president of North America medical diagnostics sales at Qiagen/Digene Corporation. Prior to working at Digene Corporation, Mr. Ross held several senior leadership roles in manufacturing operations at Life Technologies Corporation and Cambrex. Mr. Ross received his B.A. in business administration from The Citadel.

Maher Masoud has served as our executive vice president and general counsel since January 2020 and previously as our vice president of legal from May 2017 to January 2020. He was appointed as our corporate secretary in July 2021. From July 2015 to May 2017, Mr. Masoud served as assistant general counsel and corporate secretary for Wellstat Management Company and previously served as co-founding partner of Rossi/Masoud LLC, a specialized law firm for the biotech, pharmaceutical and IT sectors. Previously, Mr. Masoud was a corporate attorney at Human Genome Sciences, Inc. from 2006 until 2012. Mr. Masoud received his J.D. from Michigan State University College of Law and a B.S. in cell and molecular biology genetics from the University of Maryland. Mr. Masoud is a member of the Maryland state bar.

Cenk Sumen has served as our chief scientific officer since March 2022. From September 2019 to February 2022, Dr. Sumen was chief technology officer of Stemson Therapeutics Corporation, a cell therapy company, where he led all aspects of technology, scale-up, process development and automation. From April 2018 to July 2019, Dr. Sumen worked as a director at Thermo Fisher Scientific, and from 2014 to April 2018 he served in roles of increasing responsibility at Hitachi Chemical Advanced Therapeutics Solutions, most recently as senior manager, business development. Earlier in his career, Dr. Sumen held sales and business development roles at PerkinElmer, Inc., STEMCELL Technologies Inc. and Life Technologies Corporation. He received his B.S. in biology from the Massachusetts Institute of Technology and holds a Ph.D. in Microbiology and Immunology from Stanford University. He completed his post-doctoral training at Harvard Medical School and held a Cancer Research Institute fellowship, working at Memorial Sloan Kettering Cancer Center.  Dr. Sumen is also currently an Adjunct Professor in the Department of Chemical and Biomolecular Engineering at the NYU Tandon School of Engineering.

Item 11. Executive Compensation.

Executive compensation

Our named executive officers, or NEOs, for the fiscal year ended December 31, 2021, consisting of our principal executive officer and the next two most highly compensated executive officers serving as of December 31, 2021, were:

•	Doug Doerfler, our president and chief executive officer;

•	Amanda L. Murphy, our former chief financial officer, who served in that role until April 2022; and

•	Ron Holtz, our chief accounting officer.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Doug Doerfler	2021	575,000	646,382	800,037	15,505	2,036,924
President, Chief Executive Officer and Director	2020	518,000	332,263	356,125	17,339	1,223,727
Amanda L. Murphy(4)	2021	400,000	99,360	316,000	15,262	830,622
Former Chief Financial Officer	2020	125,758	2,425,826	222,466	4,245	2,778,295
Ron Holtz(5)
Chief Financial Officer	2021	381,000	298,947	252,692	15,693	948,332

(1)	Amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers during 2020 and 2021 under our Long-Term Incentive Plan (the “LTIP”), computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our audited financial statements. This amount does not reflect the actual economic value that may be realized by the named executive officer upon the exercise of the options or the sale of the underlying shares.

(2)	Represents amounts paid pursuant to our annual incentive compensation program, described below.

(3)	Consists of matching contributions under our 401(k) plan paid by us during 2020 and 2021 and de minimis incentives provided to all employees based on company-wide sales performance.

(4)	Ms. Murphy began serving as our chief financial officer in September 2020 and ceased serving as our chief financial officer in April 2022.

(5)	Mr. Holtz was not a named executive officer for 2020, and as a result his compensation for that year has been omitted pursuant to applicable SEC rules and regulations. Mr. Holtz was appointed as our interim chief financial officer in April 2022.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The Compensation Committee of our Board determines our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer, which is recommended by our Board. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. In 2021, the Compensation Committee retained Arnosti Consulting, Inc., a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.

Annual Performance Bonuses

Each of our executive officers is eligible to receive performance bonus under our annual incentive compensation program. Under our 2021 annual incentive compensation programs, each of our named executive officers was eligible to receive a cash incentive payment equal to (1) his or her target incentive, as a percentage of annual base salary, multiplied by (2) the percentage achievement of certain 2021 corporate goals established by our Compensation Committee in its sole discretion, and approved by our Board, subject to the named executive officer remaining employed by us through the payment date.

Mr. Doerfler’s target incentive was set at 55% of his annual base salary, Ms. Murphy’s at 40% of her annual base salary, and Mr. Holtz’s at 40% of his annual base salary. The corporate goals used for purposes of the 2021 annual incentive compensation program included revenue, EBITDA, and targets related to our CARMA program and licensing. Our Compensation Committee determined that the percentage achievement of the applicable corporate goals was 135% for Mr. Doerfler, Ms. Murphy, and Mr. Holtz. As a result, our Compensation Committee approved a cash incentive payment for each named executive officer in the amounts reflected above in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Each named executive’s cash incentive payment for 2021 was paid in the first quarter of 2022.

Long-Term Incentives

Our common stock started trading publicly on Nasdaq on July 30, 2021. In order to secure our senior management team for the long term and to focus their decision-making to positively impact long-term stockholder value, on August 9, 2021, we granted options to purchase shares of our common stock under our LTIP to members of senior management. In connection with the completion of our initial public offering, on August 9, 2021 we granted options to all of our directors and employees, including the named executive officers, to purchase 10,000 shares of our common stock.

In February 2021, prior to the completion of our U.S. initial public offering, we granted options to Mr. Doerfler, Ms. Murphy and Mr. Holtz to purchase 390,200 shares, 55,470 shares and 177,600 shares, respectively. Ms. Murphy’s option grant in February 2021 was prorated, based on her employment with us having commenced in September 2020.

In March 2022, we made further annual grants of stock options to Mr. Doerfler, Ms. Murphy and Mr. Holtz to purchase 500,000 shares, 142,000 shares and 142,000 shares, respectively.

With respect to each of the foregoing stock option grants in 2021 and 2022, 25% of the shares underlying the options vest on the first anniversary of the date of grant and the remaining shares underlying the option vest in 36 equal monthly installments thereafter, subject to each officer’s continuous service with us at each vesting date.

Retirement Benefits and Other Compensation

Health and Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We do not provide perquisites or personal benefits to our named executive officers other than those provided generally to all employees.

401(k) Plan

We maintain a tax-qualified retirement plan, the 401(k) Plan, that provides eligible employees in the United States with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, we may provide matching and other discretionary contributions. We currently match employee contributions equal to 50% of the salary deferral contributions, with a maximum company contribution of 3% of the employee’s eligible compensation. All contributions, including employer matching and discretionary contributions, vest based upon the number of years of service of the recipient employee, from 0% for employees with less than one year of service to 100% for employees with at least four years of service. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code, or Code.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding stock options held by our named executive officers as of December 31, 2021. None of our named executive officers held restricted stock or other stock awards at the end of 2021.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price (£)(1)	Option Exercise Price ($)(1)	Option Expiration Date
Doug Doerfler	445,080	-			0.04	11/11/2024
	296,000	-		0.82	1.09	6/13/2026
	296,000	-		2.42	3.17	7/14/2027
	283,667	12,333	(2)	2.43	3.18	7/18/2028
	308,908	81,292	(3)	1.78	2.35	3/4/2029
	227,617	162,583	(4)	1.36	1.81	1/20/2030
	121,937	268,263	(5)	10.40	14.46	2/16/2031
	-	10,000	(6)		16.63	8/9/2031
	-	500,000	(7)		7.12	3/25/2032
Amanda L. Murphy	479,167	670,833	(8)	3.30	4.29	9/8/2030
	17,334	38,136	(5)	10.40	14.46	2/16/2031
	-	10,000	(6)		16.63	8/9/2031
	-	142,000	(7)		7.12	3/25/2032
Ron Holtz	130,292	-			0.04	11/11/2024
	134,800	-		0.82	1.09	6/13/2026
	134,800	-		2.42	3.17	7/14/2027
	129,183	5,617	(2)	2.43	3.18	7/18/2028
	140,666	37,000	(3)	1.78	2.35	3/4/2029
	103,600	74,000	(4)	1.36	1.81	1/20/2030
	55,500	122,100	(5)	10.40	14.46	2/16/2031
	-	10,000	(6)		16.63	8/9/2031
	-	142,000	(7)		7.12	3/25/2032

(1)	Until July 2021, option exercise prices were historically expressed in British pounds, other than the options granted to Mr. Doerfler and Mr. Holtz in 2014 that expire in November 2024 as indicated in the table above, and are equal to the closing price of our common stock on the AIM on the date of grant. Conversions to U.S. dollars are provided for convenience only and are based on the exchange rate on the applicable grant date. Following our U.S. initial public offering in July 2021, option exercise prices are expressed in U.S. dollars based on the closing price of our common stock on the Nasdaq Global Select Market on the date of grant.

(2)	Represents an option to purchase shares of our common stock granted on July 18, 2018. The shares underlying this option vest, as follows: 1/16th of the shares vested 90 calendar days following the grant date and the remainder vests monthly in 45 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(3)	Represents an option to purchase shares of our common stock granted on March 4, 2019. The shares underlying this option vest, as follows: 1/16th of the shares vested 90 calendar days following the grant date and the remainder vests monthly in 45 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(4)	Represents an option to purchase shares of our common stock granted on January 20, 2020. The shares underlying this option vest, as follows: 1/16th of the shares vested 90 calendar days following the grant date and the remainder vests monthly in 45 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(5)	Represents an option to purchase shares of our common stock granted on February 16, 2021. The shares underlying this option vest, as follows: 1/4th of the shares vested one calendar year following the grant date and the remainder vests monthly in 36 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(6)	Represents an option to purchase shares of our common stock granted on August 9, 2021. The shares underlying this option vest, as follows: 1/4th of the shares vest one calendar year following the grant date and the remainder vests monthly in 36 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(7)	Represents an option to purchase shares of our common stock granted on March 25, 2022. The shares underlying this option vest, as follows: 1/4th of the shares vest one calendar year following the grant date and the remainder vests monthly in 36 monthly installments thereafter, subject to the applicable holder’s continued service to our company through the applicable vesting date.

(8)	Represents an option to purchase shares of our common stock granted on September 8, 2020. The shares underlying this option vest, as follows: 1/16th of the shares vested 90 calendar days following the grant date and the remainder vests monthly in 45 monthly installments thereafter, subject to Ms. Murphy continued service to our company through the applicable vesting date.

Employment Agreements; Potential Payments Upon Termination or Change in Control

We have entered into severance agreements with each of the NEOs in connection with his or her employment with us, which sets forth the terms and conditions of his or her specified payments and benefits in connection with a termination of employment in certain circumstances. In each case, the officer must sign and not revoke a release of claims in our favor in order to receive these payments and benefits. Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that the NEOs will focus their full time and attention on the requirements of the business rather than the potential implications of a qualifying employment termination or change in control for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the NEOs, rather than negotiating severance at the time that an NEO’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment in certain circumstances are appropriate because they encourage our NEOs to stay focused on the business in those circumstances, rather than focusing on the potential implications of the termination of employment for them personally. The material terms of the severance agreements we have entered into with our NEOs are summarized below.

Doug Doerfler

We entered into a severance agreement dated July 20, 2021, setting forth the terms of Mr. Doerfler’s severance eligibility. Under Mr. Doerfler’s severance agreement, if he is terminated by us other than for “cause” (as defined in the severance agreement), or if he resigns for “good reason” (as defined in the severance agreement), and if such termination or resignation occurs on the date of or within 24 months following a “change of control” (as defined in the severance agreement), then Mr. Doerfler will be eligible to receive (i) payment of his monthly base salary (calculated as his total base salary during the 12 month period prior to his date of termination divided by 12) for the 18 months following his departure (less applicable tax withholdings), (ii) 75% of his “target bonus” (as defined in the severance agreement) (less applicable tax withholdings) paid in monthly installments over 18 months, (iii) COBRA premium coverage for up to 18 months, and (iv) full acceleration of the vesting of the unvested shares subject to his outstanding stock options.

Under Mr. Doerfler’s severance agreement, if he is terminated by us other than for “cause,” or if he resigns for “good reason,” and if such termination or resignation occurs at any time prior to a “change of control,” then Mr. Doerfler will be eligible to receive (i) payment of his monthly base salary (calculated as his total base salary during the 12 month period prior to his date of termination divided by 12) for the 12 months following his departure (less any amounts paid to Mr. Doerfler during such 12 month period under our Short Term or Long Term Disability Plan, and less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, and (iii) if the termination or resignation occurs within 180 days prior to a “change of control,” then Mr. Doerfler shall also receive full acceleration of the vesting of the unvested shares subject to his outstanding stock options.

Amanda Murphy

We previously entered into a severance agreement dated January 21, 2021, setting forth the terms of Ms. Murphy’s severance eligibility. Under Ms. Murphy’s severance agreement, if she was terminated by us other than for “cause” (as defined in the severance agreement), or if she resigned for “good reason” (as defined in the severance agreement), and if such termination or resignation occurred on the date of or within 24 months following a “change of control” (as defined in the severance agreement), then Ms. Murphy would have been eligible to receive (i) payment of her monthly base salary (calculated as her total base salary during the 12 month period prior to her date of termination divided by 12) for the 9 months following her departure (less applicable tax withholdings), (ii) 75% of her “target bonus” (as defined in the severance agreement) (less applicable tax withholdings) paid in monthly installments over 9 months, (iii) COBRA premium coverage for up to 9 months, and (iv) full acceleration of the vesting of the unvested shares subject to her outstanding stock options.

Under Ms. Murphy’s severance agreement, if she was terminated by us other than for “cause,” or if she resigns for “good reason,” and if such termination or resignation occurred at any time prior to a “change of control,” then Ms. Murphy would have been eligible to receive (i) payment of her monthly base salary (calculated as her total base salary during the 12 month period prior to her date of termination divided by 12) for the 9 months following her departure (less any amounts paid to Ms. Murphy during such 9 month period under our Short Term or Long Term Disability Plan, and less applicable tax withholdings), (ii) COBRA premium coverage for up to 9 months, and (iii) if the termination or resignation occurs within 180 days prior to a “change of control,” then Ms. Murphy would also have receive full acceleration of the vesting of the unvested shares subject to her outstanding stock options.

Ms. Murphy resigned as our chief financial officer in April 2022 and entered into a Separation Agreement with us. The Separation Agreement provides that Ms. Murphy will receive, subject to Ms. Murphy executing a general release of claims in favor of us: (1) $315,000 in cash severance, representing nine months of base salary in effect as of the Separation Date, payable in accordance with our standard payroll dates and subject to standard payroll deductions and withholdings; and (2) payments on her behalf by us for COBRA continuation of healthcare coverage, for her and her eligible dependents, until the earlier of (a) nine months following the date the Consulting Agreement (defined below) terminates for any reason, (b) the expiration of her eligibility for COBRA continuation coverage, or (c) such time as Ms. Murphy becomes employed by another employer or self-employed through which she is eligible for health insurance.

We and Ms. Murphy also entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Ms. Murphy will provide consulting services at the request of certain of our executives, up to 10 hours per week, for a period of six months unless earlier terminated. During the term of the Consulting Agreement, Ms. Murphy will receive a consulting fee of $35,000 per month, prorated for any partial month. Ms. Murphy’s provision of services under the Consulting Agreement will constitute “Continuous Service” for purposes of continued vesting of her outstanding equity awards under our equity incentive plans.

Ron Holtz

We entered into a severance agreement dated March 8, 2017, setting forth the terms of Mr. Holtz’s severance eligibility. Under Mr. Holtz’s severance agreement, if he is terminated by us other than for “cause” (as defined in the severance agreement), or if he resigns for “good reason” (as defined in the severance agreement), and if such termination or resignation occurs on the date of or within 24 months following a “change of control” (as defined in the severance agreement), then Mr. Holtz will be eligible to receive (i) 75% of his annual base salary, payable over the 12 months following his departure (less any amounts paid to Mr. Holtz during such 12-month period under our Short Term or Long Term Disability Plan, less applicable tax withholdings), (ii) his “target bonus” (as defined in the severance agreement) (less applicable tax withholdings) paid in monthly installments over 9 months, (iii) COBRA premium coverage for up to 12 months, and (iv) full acceleration of the vesting of the unvested shares subject to his outstanding stock options.

Under Mr. Holtz’s severance agreement, if he is terminated by us other than for “cause,” or if he resigns for “good reason,” and if such termination or resignation occurs at any time prior to a “change of control,” then Mr. Holtz will be eligible to receive 75% of his annual base salary, payable over the 9 months following his departure, less any amounts paid to Mr. Holtz during such 9 month period under our Short Term or Long Term Disability Plan, and less applicable tax withholdings), and reimbursement of COBRA premiums paid by Mr. Holtz during the 9 months after his departure.

Director Compensation

We have historically provided our non-employee directors with an annual cash retainer as well as additional annual retainers for service as chair of the Board and service as chair or member of the Board’s committees. The fees for committee service are in addition to the annual cash retainer for Board service. Members of committee can receive either a chair or a member retainer for service on the committee, but not both.

Position		Annual Cash Retainer ($)
Board of Directors	Chair	80,000
	Member	40,000
Audit Committee	Chair	20,000
	Member	10,000
Compensation Committee	Chair	14,000
	Member	6,000
Nominating & Corporate Governance Committee	Chair	10,000
	Member	5,000

In addition to annual cash retainers, our non-employee directors are granted options to purchase shares of our common stock under our LTIP in an amount determined by our Board annually. From time to time, our non-employee directors are also reimbursed upon request for out-of-pocket expenses incurred in connection with their attendance at Board meetings.

2021 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board in 2020 by our non-employee directors. Doug Doerfler, our President and Chief Executive Officer, is also a member of our Board but does not receive any additional compensation for service as a director. Ron Holtz, our Chief Financial Officer, having previously served as our Senior Vice President and Chief Accounting Officer until April 2022, also served on the Board through July 2021 but did not receive any compensation for service as a director. Information about compensation for both Mr. Doerfler and Mr. Holtz during 2021 is set forth above under “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards(2)(3) ($)	All other compensation ($)	Total ($)
J. Stark Thompson, PhD(1)	74,708	179,791	10,000	264,499
Will Brooke	64,750	179,791	—	244,541
Richard Douglas, PhD	42,157	179,791	—	221,948
Stanley Erck	49,750	179,791	—	229,541
John Johnston	49,500	179,791	—	229,291
Art Mandell	59,000	179,791	—	238,791
Yasir Al-Wakeel	26,944	105,701	—	132,645
Rekha Hemrajani	24,789	105,701	—	130,490

(1)	Dr. Thompson’s term as a director ended in October 2021. He has continued to provide us with consulting services as requested and earned $10,000 in consulting fees during 2021 following the expiration of his term as a director.

(2)	This column reflects the full grant date fair value of options granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718, the basis for computing stock-based compensation in our financial statements. The assumptions we used in valuing options are described in Note 2 to our audited financial statements included in our Initial Report.

(3)	The following table provides information regarding the aggregate number of option awards granted to our non-employee directors that were outstanding as of December 31, 2021:

Name
J. Stark Thompson, PhD	248,233
Will Brooke	138,500
Richard Douglas, PhD	131,600
Stanley Erck	301,967
John Johnston	143,317
Art Mandell	158,900
Yasir Al-Wakeel	90,700
Rekha Hemrajani	90,700

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2022 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

This table is based upon information supplied by officers, directors and principal stockholders. Applicable percentage ownership is based on 101,509,892 shares of common stock outstanding as of March 31, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we include all shares subject to options held by the person that are currently exercisable, or would be exercisable or would vest based on service-based vesting conditions as of May 30, 2022, which is 60 days after March 31, 2022. However, except as described above, we do not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o MaxCyte, Inc. 22 Firstfield Road, Suite 110, Gaithersburg, Maryland 20878.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Casdin Partners Master Fund, L.P.(1)	13,971,334	13.76%
BlackRock, Inc.(2)	6,842,960	6.74%
Sofinnova Crossover I SLP(3)	5,110,693	5.03%
Baron Capital Group, Inc.(4)	5,131,834	5.06%
Directors and Named Executive Officers:
Doug Doerfler(5)	2,312,406	2.24%
Yasir Al-Wakeel	—	—
Will Brooke(6)	160,994	*
Richard Douglas, PhD(7)	124,788	*
Stanley Erck(8)	521,910	*
Rekha Hemrajani	—	—
John Johnston(9)	238,092	*
Art Mandell(10)	505,576	*
Amanda Murphy(11)	346,501	*
Ron Holtz(12)	954,026	*
All directors and current executive officers as a group (12 persons)(13)	5,399,959	5.11%

*	Represents beneficial ownership of less than 1%.

(1)	As reported on a Schedule 13G filed by Casdin Capital, LLC and affiliated persons and entities (collectively, “Casdin”) with the SEC on August 3, 2021, which states that Casdin had shared voting and dispositive power with respect to these shares as of July 29, 2021. Casdin Capital, LLC is the investment adviser to Casdin Partners Master Fund, L.P., and Casdin Partners GP, LLC is the general partner of Casdin Partners Master Fund L.P. Eli Casdin is the managing member of Casdin Capital, LLC and Casdin Partners GP, LLC. As such, each of Casdin Capital, LLC, Casdin Partners GP, LLC and Eli Casdin may be deemed to beneficially own the securities held by Casdin Partners Master Fund, L.P. by virtue of their shared voting and investment control over Casdin Partners Master Fund, L.P. The address of these persons and entities is 1350 Avenue of the Americas, Suite 2600, New York, NY 10019.

(2)	Based solely on a Schedule 13G filed with the SEC on February 4, 2022, BlackRock, Inc., a Delaware corporation, located at 55 East 52nd Street, New York, NY 10055 (“BlackRock”), reported aggregate beneficial ownership of 6,842,960 shares of our common stock. BlackRock reported that it possessed sole voting power of 6,765,077 shares and sole dispositive power of 6,842,960 shares. BlackRock also reported that it did not possess shared voting or dispositive power over any shares beneficially owned.

(3)	As reported on a Schedule 13G filed by Sofinnova Crossover I SLP (“Sofinnova”) with the SEC on February 11, 2022, which states that Sofinova had sole voting and dispositive power with respect to these shares as of December 31, 2021. Sofinnova Partners SAS is the management company of Sofinnova and has voting and investment control over the securities. The address of Sofinnova Crossover is 7-11, boulevard Haussmann 75009 Paris, France.

(4)	Based solely on a Schedule 13G filed with the SEC on February 4, 2022, Baron Capital Group, Inc., located at 767 Fifth Avenue, 49th Floor (“Baron”), reported aggregate beneficial ownership of 5,131,834 shares of our common stock. Baron reported that it possessed shared voting and dispositive power over all of the reported shares and.

(5)	Consists of (i) 333,197 shares of common stock and (ii) 1,979,209 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(6)	Consists of (i) 50,302 shares of common stock and (ii) 110,692 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(7)	Consists of (i) 20,000 shares of common stock and (ii) 104,788 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022

(8)	Consists of (i) 247,751 shares of common stock and (ii) 274,159 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(9)	Consists of (i) 120,583 shares of common stock and (ii) 117,509 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(10)	Consists of (i) 374,484 shares of common stock and (ii) 131,092 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(11)	Consists of 346,501 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(12)	Consists of (i) 125,251 shares of common stock and (ii) 828,775 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

(13)	Consists of (i) 1,271,568 shares of common stock and (ii) 4,128,391 shares of common stock issuable upon the exercise of options exercisable as of May 30, 2022.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Long-Term Incentive Plan	12,433,739	$6.03	4,491,162
Equity compensation plans not approved by security holders			—
Inducement Plan (1)	—	—	2,500,000
Total	12,433,739	$6.03	6,991,162

(1)	In December 2021, the Board adopted the 2021 Inducement Plan, which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

Related-Person Transactions Policy and Procedures

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our Board or our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to our Board or our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Board or our Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The related person transactions policy also covers related party transactions under the AIM Rules for Companies published by the London Stock Exchange, or the AIM Rules, which contains a different definition of a related party to the definition of a related person set out above for U.S. purposes. The AIM Rules require that any transaction with a related party (pursuant to the definition in the AIM Rules) that exceeds 5% in any of the class tests set out in the AIM Rules, taking into account certain provisions relating to aggregation of transactions, should be announced without delay as soon as the terms of the transaction are agreed, and that the announcement should include certain specified information including a statement that our directors (with the exception of any director who is involved in the transaction as a related party) consider, having consulted with our nominated adviser for AIM, that the terms of the transaction are fair and reasonable insofar as our stockholders are concerned.

Certain Related-Person Transactions

Except as described below, there have been no transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation” and “Director Compensation.” For a description of severance and change in control arrangements that we have entered into with some of our executive officers, see “Executive Compensation—Potential Payments upon Termination or Change in Control.”

Participation in Our U.S. IPO

In our U.S. IPO, which closed on August 3, 2021, Casdin Capital and its affiliates, a holder of 5% of our common stock, purchased shares as set forth below. The purchase was made through the underwriters at the IPO price.

Stockholder	Shares of Common Stock	IPO Price ($)	Gross Proceeds to MaxCyte ($)
Casdin Partners Master Fund, L.P.	1,800,000	13.00	23,400,000

2021 Placement

In February 2021, we issued and sold an aggregate of 5,740,000 shares of common stock at a purchase price of £7.00 per share, for an aggregate amount of £40.2 million (approximately $55.3 million as of the issue date). The following table summarizes the shares of common stock purchased by related persons.

Stockholder	Shares of Common Stock	Subscription Price (£)	Gross Proceeds to MaxCyte ($)
Casdin Partners Master Fund, L.P.	890,000	6,230,000	8,579,931
Sofinnova Crossover I SLP	330,000	2,310,000	3,184,612

Novavax Sublease

In November 2011, we entered into a Lease Agreement, as subsequently amended or restated, the Lease Agreement, with Novavax, Inc., or Novavax, covering the sublease of approximately 19,000 square feet of office and laboratory space. The sublease is currently set to expire in October 2023. Dr. Richard Douglas, a member of the Board, is a member of the board of directors of Novavax and Mr. Stanley Erck, a member of the Board, is the chief executive officer and a director of Novavax. Under the terms of the Lease Agreement, we paid Novavax $692,000 for the year ended December 31, 2021.

Indemnification Agreements

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under our Bylaws, we are required to indemnify our directors and executive officers to the extent not prohibited under Delaware law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Independence of The Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Al-Wakeel, Mr. Brooke, Dr. Douglas, Ms. Hemrajani, Mr. Erck, Mr. Johnston and Mr. Mandell. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020 by CohnReznick LLP, Tysons, Virginia (PCAOB ID: 596), the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2021	2020

	(in thousands)
Audit Fees	$482	$107
Tax Fees	45	23
Total Fees	$526	$130

Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings. For 2021, the audit fees also include fees for professional services provided in connection with our initial public offering in 2021.

Tax fees consist of fees for tax compliance, consultation and related matters.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, CohnReznick LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by CohnReznick LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
4.1	Description of Certain of Registrant's Securities.				March 22, 2022
10.1#	MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.1	July 26, 2021
10.2#	Form of New Hire Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.2	July 26, 2021
10.3#	Form of Performance Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.3	July 26, 2021
10.4#	Form of Director Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.4	July 26, 2021
10.5#	MaxCyte, Inc. Inducement Plan.	10-K	001-40674	10.5	March 22, 2022
10.6#	Form of 2021 Employee Stock Purchase Plan.	S-1/A	333-257810	10.7	July 26, 2021
10.7#	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.	S-1/A	333-257810	10.8	July 26, 2021
10.8	Eighth Amendment to Lease Agreement, dated as of September 27, 2019, between ARE-20/22/1300 Firstfield Quince Orchard, LLC and the Registrant.	S-1/A	333-257810	10.9	July 26, 2021
10.9	Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.10	July 26, 2021
10.10	First Amendment to Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.11	July 26, 2021
10.11	First Amendment to Sublease, dated as of September 9, 2019, between Novavax, Inc. and the Registrant.	S-1/A	333-257810	10.12	July 26, 2021
10.12#	Severance Agreement, dated July 20, 2021, between the Registrant and Doug Doerfler.	S-1/A	333-257810	10.13	July 26, 2021
10.13#	Severance Agreement, dated January 21, 2021, between the Registrant and Amanda Murphy.	S-1/A	333-257810	10.15	July 26, 2021
10.14#	Severance Agreement, dated March 8, 2017, between the Registrant and Ron Holtz.	10-K	001-40674	10.14	March 22, 2022
10.15	Notice of Termination of Lease Agreement, dated as of June 8, 2021, between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Registrant.	10-K	001-40674	10.15	March 22, 2022
10.16†	Deed of Lease, dated as of May 27, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.16	March 22, 2022

10.17†	Amendment to Deed of Lease, dated as of November 16, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.17	March 22, 2022
21.1	Subsidiaries of the Registrant.	10-K	001-40674	21.1	March 22, 2022
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-40674	23.1	March 22, 2022
24.1	Power of Attorney.	10-K	001-40674	24.1	March 22, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40674	31.1	March 22, 2022
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40674	31.2	March 22, 2022
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40674	32.1	March 22, 2022
32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40674	32.2	March 22, 2022
101.INS	Inline XBRL Instance Document.	10-K	001-40674	101.INS	March 22, 2022
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-40674	101.SCH	March 22, 2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-40674	101.CAL	March 22, 2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-40674	101.DEF	March 22, 2022
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-40674	101.LAB	March 22, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-40674	101.PRE	March 22, 2022
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).	10-K	001-40674	104	March 22, 2022

* Filed herewith.

# Indicates management contract or compensatory plan.

†Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

@ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MaxCyte, Inc.

Date: April 29, 2022	By:	/s/ Douglas Doerfler
Douglas Doerfler
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Doerfler	President, Chief Executive Officer and Director	April 29, 2022
Douglas Doerfler	(Principal Executive Officer)

/s/ Ron Holtz	Chief Financial Officer	April 29, 2022
Ron Holtz	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	April 29, 2022
Richard Douglas

*	Director	April 29, 2022
Yasir Al-Wakeel

*	Director	April 29, 2022
Will Brooke

*	Director	April 29, 2022
Stanley C. Erck

*	Director	April 29, 2022
Rekha Hemrajani

*	Director	April 29, 2022
John Johnston
*	Director	April 29, 2022
Art Mandell

* By:	/s/ Maher Masoud
Maher Masoud
Attorney-in-fact