Form 10-Q
period 2022-03-31
MAXCYTE, INC.
filed 2022-05-09
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, the registrant had 101,540,052 shares of common stock, $0.01 par value per share, issued and outstanding.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 22, 2022. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$239,777,300	$47,782,400
Short-term investments, at amortized cost	6,498,600	207,261,400
Accounts receivable	8,627,800	6,877,000
Accounts receivable - TIA	2,119,200	—
Inventory	6,581,600	5,204,600
Prepaid expenses and other current assets	2,190,200	3,307,400
Total current assets	265,794,700	270,432,800

Property and equipment, net	13,203,700	7,681,200
Right of use asset - operating leases	10,901,900	5,689,300
Other assets	1,054,900	316,700
Total assets	$290,955,200	$284,120,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,365,700	$1,820,300
Accrued expenses and other	3,870,800	6,523,500
Operating lease liability, current	480,200	527,200
Deferred revenue, current portion	6,831,700	6,746,800
Total current liabilities	15,548,400	15,617,800

Operating lease liability, net of current portion	12,770,900	5,154,900
Other liabilities	451,100	450,200
Total liabilities	28,770,400	21,222,900

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 101,509,892 and 101,202,705 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,015,100	1,012,000
Additional paid-in capital	379,541,500	376,189,600
Accumulated deficit	(118,371,800)	(114,304,500)
Total stockholders’ equity	262,184,800	262,897,100
Total liabilities and stockholders’ equity	$290,955,200	$284,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
Revenue	$11,587,300	$6,494,900
Cost of goods sold	1,062,600	693,100
Gross profit	10,524,700	5,801,800

Operating expenses:
Research and development	3,765,300	6,076,300
Sales and marketing	3,838,700	2,789,100
General and administrative	6,632,500	2,997,900
Depreciation and amortization	447,300	311,600
Total operating expenses	14,683,800	12,174,900
Operating loss	(4,159,100)	(6,373,100)

Other income (expense):
Interest and other expense	—	(742,300)
Interest income	91,800	9,800
Total other income (expense)	91,800	(732,500)
Net loss	$(4,067,300)	$(7,105,600)
Basic and diluted net loss per share	$(0.04)	$(0.09)
Weighted average shares outstanding, basic and diluted	101,305,943	81,004,081

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock	5,740,000	57,400	51,751,500	—	51,808,900
Stock-based compensation expense	—	—	1,319,800	—	1,319,800
Exercise of stock options	1,567,086	15,700	2,021,400	—	2,037,100
Net loss	—	—	—	(7,105,600)	(7,105,600)
Balance at March 31, 2021	84,689,559	$846,900	$182,766,600	$(102,327,900)	$81,285,600

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	$1,015,100	$379,541,500	$(118,371,800)	$262,184,800

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,067,300)	$(7,105,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487,400	315,900
Net book value of consigned equipment sold	32,800	1,600
Loss on disposal of fixed assets	—	6,100
Fair value adjustment of liability classified warrant	—	347,900
Stock-based compensation	2,462,400	1,319,800
Amortization of discounts on short-term investments	(33,200)	7,500
Non-cash interest expense	—	5,400

Changes in operating assets and liabilities:
Accounts receivable	(1,750,800)	877,600
Accounts receivable - TIA	(2,119,200)	—
Inventory	(1,377,000)	(287,900)
Other current assets	1,117,200	17,700
Right of use asset – operating leases	(5,212,600)	137,300
Right of use asset – finance lease	—	23,800
Other assets	(738,200)	(49,100)
Accounts payable, accrued expenses and other	(150,500)	(1,420,300)
Operating lease liability	7,569,000	(137,600)
Deferred revenue	84,900	1,224,400
Other liabilities	900	73,400
Net cash used in operating activities	(3,694,200)	(4,642,100)

Cash flows from investing activities:
Maturities of short-term investments	200,796,000	16,000,000
Purchases of property and equipment	(5,999,500)	(308,500)
Net cash provided by investing activities	194,796,500	15,691,500

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	51,808,900
Principal payments on notes payable	—	(4,922,400)
Proceeds from exercise of stock options	892,600	2,037,100
Principal payments on finance leases	—	(24,500)
Net cash provided by financing activities	892,600	48,899,100
Net increase in cash and cash equivalents	191,994,900	59,948,500
Cash and cash equivalents, beginning of period	47,782,400	18,755,200
Cash and cash equivalents, end of period	$239,777,300	$78,703,700

Supplemental cash flow information:
Cash paid for interest	$—	$416,300

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$43,200	$21,200

See accompanying notes to unaudited condensed consolidated financial statements.

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company”) is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. The Company leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and to pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing. In early 2020, the Company established a wholly owned subsidiary, CARMA Cell Therapies, Inc. (“CCTI”), as part of its development of CARMA, the Company’s proprietary, mRNA-based, clinical-stage, immuno-oncology cell therapy platform. CCTI ceased all material operations by the end of March 2021.

The COVID-19 pandemic has disrupted economic markets and the economic impact, duration and spread of related effects is uncertain at this time and difficult to predict. As a result, it is not possible to ascertain the overall future impact of COVID-19 on the Company’s business and, depending upon the extent and severity of such effects, including, but not limited to potential slowdowns in customer operations, extension of sales cycles, shrinkage in customer capital budgets or delays in customers’ clinical trials, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. The Company has made adjustments to its operating, sales and marketing practices to mitigate the effects of COVID-19 restrictions which reduced planned spending, particularly on travel and marketing expenditures. In addition, COVID-19 restrictions may have delayed or slowed the research activities of some existing and prospective customers. It is not possible to quantify the impact of COVID-19 on the Company’s revenues and expenses to date or its expected impact on future periods.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2022.

The prior year’s depreciation and amortization expenses included in individual functional operating expense categories were reclassified on the condensed consolidated statement of operations to one functional expense category “Depreciation and Amortization Expense” to conform with current year presentation. For the three months ended March 31, 2021, amounts totaling $311,600 was reclassified from other functional operating expenses to depreciation and amortization expense. This reclassification did not impact the Company’s condensed consolidated balance sheets, statements of cash flows, and statements of changes in stockholders’ equity.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K and have not materially changed during the three months ended March 31, 2022.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CCTI. All significant intercompany balances have been eliminated in consolidation.

Concentration of Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the three months ended March 31, 2022 and 2021, one customer represented 33% and 18% of revenue, respectively. As of March 31, 2022, one customer accounted for 28% of accounts receivable. As of December 31, 2021, two customers accounted for 16% and 13% of accounts receivable, respectively.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended March 31, 2022, the Company purchased approximately 39% of its inventory from one supplier. During the three months ended March 31, 2021, the Company purchased approximately 58% of its inventory from two suppliers. As of March 31, 2022, none of the amounts payable to individual suppliers exceeded 10% of total accounts payable. At December 31, 2021, amounts payable to one supplier totaled 14% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company determined no allowance was necessary at March 31, 2022 or December 31, 2021.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $23,200 in foreign currency transaction losses and $19,700 in foreign currency transaction gains for the three months ended March 31, 2022 and 2021, respectively.

Leases

In transactions where the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. See Note 8 for additional details over leases where the Company is the lessee.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, was 15.1 million for the three months ended March 31, 2022. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options and stock purchase warrants, was 12.1 million for the three months ended March 31, 2021.

Recent Accounting Pronouncements

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended March 31, 2022
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$6,567,600	$—	$6,567,600
Lease elements	—	4,730,000	4,730,000
Other	289,700	—	289,700
Total	$6,857,300	$4,730,000	$11,587,300

	Three months ended March 31, 2021
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$4,075,800	$—	$4,075,800
Lease elements	—	2,255,900	2,255,900
Other	163,200	—	163,200
Total	$4,239,000	$2,255,900	$6,494,900

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $7.3 million and $7.2 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $2.6 million and $2.0 million, respectively, of revenue that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at March 31, 2022 was $1,586,800, of which the Company expects to recognize $1,135,700 in one year or less, $231,600 in one to two years, $46,600 in two to three years, and $172,900 thereafter.

For the three months ended March 31, 2022 and 2021, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

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

5.    Stockholders’ Equity

Common Stock

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

Preferred Stock

In July 2021, upon shareholder approval, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

Warrant

In connection with the November 2019 credit facility (see Note 4), the Company issued the lender a warrant to purchase 71,168 shares of common stock at an exercise price of £1.09081 per share. The warrant was exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability at issuance, as its strike price was in a currency other than the Company’s functional currency. The warrant was recorded at its fair value at the end of each reporting period thereafter with changes from the prior balance sheet date recorded on the condensed consolidated statements of operations (see Note 7).

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

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-statutory Stock Options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The Inducement Plan reserved 2,500,000 shares for issuance under awards, and as of December 31, 2021 no awards had been granted. As of March 31, 2022, options to purchase 237,200 shares had been granted under the Inducement Plan.

At March 31, 2022, there were 1,791,494 and 2,271,800 shares available to be issued under the Plan and Inducement Plan, respectively. At December 31, 2021, there were 4,491,162 and 2,500,000 shares available to be issued under the Plan and Inducement Plan, respectively.

The weighted-average fair value of the options granted during the three months ended March 31, 2022 and 2021 was estimated to be $6.93 and $14.33, respectively.

The value of an option award is recognized as expense on a straight-line basis over the requisite service period. At March 31, 2022, total unrecognized compensation expense was $35,409,200, which will be recognized over the next 3.3 years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended March 31,
	2022	2021
General and administrative	$1,292,100	$741,700
Sales and marketing	662,800	269,200
Research and development	507,500	308,900
Total	$2,462,400	$1,319,800

6. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	March 31,	December 31,
	2022	2021
Raw materials inventory	$3,622,800	$2,684,100
Finished goods inventory	2,958,800	2,520,500
Total inventory	$6,581,600	$5,204,600

The Company determined no allowance for obsolescence was necessary at March 31, 2022 or December 31, 2021.

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture and equipment	$5,433,200	$4,914,500
Instruments	3,225,100	3,208,900
Leasehold improvements	641,400	641,400
Internal-use software and other assets under development	6,085,600	1,163,200
Internal-use software	2,667,300	2,125,600
Accumulated depreciation and amortization	(4,848,900)	(4,372,400)
Property and equipment, net	$13,203,700	$7,681,200

During the three months ended March 31, 2022 and 2021, the Company transferred $49,400 and $139,800, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three ended March 31, 2022 and 2021, the Company incurred depreciation and amortization expense of $487,400 and $315,900, respectively.

7.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at March 31, 2022 and December 31, 2021.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2021:

Mark-to-market liabilities – warrant
Three Months Ended
March 31,
2021
Balance, beginning of period	$441,200
Change in fair value	347,900
Balance, end of period	$789,100

The gains and losses resulting from the changes in the fair value of the liability classified warrant were classified as other interest income or interest and other expense in the accompanying condensed consolidated statements of operations.

The Company has no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No such fair value impairment was recognized during the three months ended March 31, 2022 or 2021.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$234,975,600	$—	$—	$234,975,600
Commercial paper	Short-term investments	6,498,600	—	(2,400)	6,496,200
Total cash equivalents and short-term investments		$241,474,200	$—	$(2,400)	$241,471,800

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$19,341,500	$—	$—	$19,341,500
Commercial paper	Cash equivalents	25,492,200	4,400	—	25,496,600
Corporate debt	Short-term investments	4,909,200	—	(1,800)	4,907,400
Commercial paper	Short‑term investments	202,352,200	22,900	—	202,375,100
Total cash equivalents and short-term investments		$252,095,100	$27,300	$(1,800)	$252,120,600

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the three months ended March 31, 2022 and 2021.

8.  Commitments and Contingencies

Operating Leases

The Company is a party to various leases for office and laboratory space. A member of the Company’s Board of Directors is the CEO and Board member of the lessor of certain of these leases for which the rent payments totaled $163,700 and $158,700 in the three months ended March 31, 2022 and 2021, respectively. The Company’s Chairman is also a Board member of the lessor.

In 2021, the Company entered into an operating lease agreement, as amended, for new office and manufacturing space (the “2021 Lease”). The 2021 Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is estimated to commence in the first quarter of 2023. The lease term for all phases is expected to expire on August 31, 2035. The Company will design and construct the leasehold improvements with the approval of the landlord. The 2021 Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million, which will be applied to the cost of construction of leasehold improvements. As of March 31, 2022, the Company had outstanding invoices for TIA reimbursement totalling $2.1 million. Under the 2021 Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the 2021 Lease are approximately $29.6 million over the lease term.

Finance Leases

In August 2021, the Company exercised its purchase option under a finance lease and acquired the associated leased laboratory equipment. At March 31, 2022 and December 31, 2021, the Company had no right-of-use finance asset or lease liability.

All Leases

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended March 31,
	2022	2021
Finance lease cost
Amortization of right-of-use asset	$—	$23,800
Interest on expense	—	3,200
Operating lease cost	416,300	172,500
Short-term lease cost	12,100	8,900
Variable lease cost	75,400	75,600
Total lease cost	$503,800	$284,000

	As of March 31,	As of December 31,
	2022	2021
Operating leases
Assets:
Operating lease right-of-use assets	$10,901,900	$5,689,300
Liabilities
Current portion of operating lease liabilities	$480,200	$527,200
Operating lease liabilities, net of current portion	12,770,900	5,154,900
Total operating lease liabilities	$13,251,100	$5,682,100
Other information
Weighted-average remaining lease term (in years)	12.8	11.7
Weighted-average discount rate	6.6%	6.6%

As of March 31, 2022, maturities of lease liabilities that had commenced prior to March 31, 2022 were as follows:

Operating Leases

Remainder of 2022	$660,200
2023	1,631,400
2024	1,734,500
2025	1,777,700
2026 and thereafter	19,653,100
Total undiscounted lease payments	25,456,900
Discount factor	(11,318,800)
Present value of lease liabilities	$14,138,100

9. Subsequent Events.

On April 12, 2022, Amanda L. Murphy resigned from her position as Chief Financial Officer, effective April 15, 2022 and was replaced by Ron Holtz as Interim Chief Financial Officer. On May 6, 2022, the Company entered into a severance agreement and a consulting agreement with Ms. Murphy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the Annual Report on Form 10-K, and “Risk Factors Summary” and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $11.6 million and incurred a net loss of $4.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $118.4 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and field application scientist teams, scaling our manufacturing operations, and research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

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

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument sales and leases and disposables sales as well as downstream economics on our partners’ programs (both pre- and post-commercial). In the first three months of 2022, we have signed an SPL agreement with Intima Bioscience. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we expect to sign additional SPL agreements in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)

Total revenue	$11,587	$6,495
Cost of goods sold	1,063	693
Gross profit	10,525	5,802
Operating expense
Research and development	3,765	6,076
Sales and marketing	3,839	2,789
General and administrative	6,633	2,998
Depreciation and amortization	447	312
Total operating expense	14,684	12,175
Operating loss	(4,159)	(6,373)
Other income (expense)
Interest and other expense	—	(742)
Interest and other income	92	10
Total other income (expense)	92	(733)
Net loss	$(4,067)	$(7,106)

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

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$7,416	$4,729	$2,687	57%
Drug discovery	2,167	1,762	405	23%
Program-related	2,004	4	2,000	NM
Total revenue	$11,587	$6,495	$5,092	78%

Total revenue for the three months ended March 31, 2022 was $11.6 million, an increase of $5.1 million, or 78%, compared to revenue of $6.5 million during the three months ended March 31, 2021.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments to cell therapy customers, and sales of disposables to cell therapy and drug discovery customers, as well as a significant increase in program-related revenue. In the cell therapy market, instrument sales and licenses of instruments increased by $1.7 million which was primarily due to continued high levels of capital invested in companies operating in our target markets and progress of existing SPL partners, while disposable sales increased by $0.9 million, as a result of the continued progression of our cell therapy partners’ therapeutic development programs. In the drug discovery market, the $0.4 million increase was primarily driven by increases in disposable sales. The $2.0 million increase in program-related revenues resulted from clinical progress of our SPL customers, consistent with the expected variability of milestone revenues given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that it may moderate as the volume of SPLs and associated milestones grows.

We expect total revenue to increase over time as our markets grow and we are able to secure additional instrument sales and leases and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from instruments licensed to cell therapy customers to continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials. In addition, we expect new customers to emerge and contribute to these revenues, particularly given the underlying growth in the cell therapy pipeline among companies in this market, continued availability of capital to support such companies, and in particular the switch by some of these cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue will fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress milestones and our dependence on the program decisions of our partners.

Cost of Goods Sold and Gross Profit

Cost of goods sold primarily consists of costs for instrument and processing assembly components, contract manufacturer costs, salaries, overhead and other direct costs related to sales recognized as revenue in the period. Cost of goods sold associated with instrument lease revenue consists of leased equipment depreciation. Gross profit is calculated as revenue less cost of goods sold. Gross profit margin is gross profit expressed as a percentage of revenue.

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

During the three months ended March 31, 2022, gross margin was 91%, compared to 89% in the same period of 2021. The increase in gross margin was principally due to increased milestone revenues, which have no associated cost of goods sold. Excluding program-related revenues, gross margin was materially unchanged. Our margins depend on the revenue mix from instruments, PAs and milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPLs on terms similar to those currently in effect.

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,063	$693	$370	53%
Gross profit	$10,525	$5,802	$4,723	81%
Gross margin	91%	89%

Cost of goods sold increased by $0.4 million, or 53%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $4.7 million, or 81%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by increased revenue from instrument and disposable sales,  licensed instruments and the significant increase in program-related revenue.

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

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$3,765	$6,076	($2,311)	(38%)

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

For the three months ended March 31, 2021, our research and development expenses included costs associated with developing the CARMA platform, principally for a clinical trial that has concluded. There were no material CARMA-related expenses after March 31, 2021 and none are expected in the future.

Research and development expenses decreased by $2.3 million, or 38%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a $3.6 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $0.5 million increase in compensation expenses as a result of increases in headcount and a $0.4 million increase in stock-based compensation expense.

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

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$3,839	$2,789	$1,050	38%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $1.1 million, or 38%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by a $0.6 million increase in compensation expenses as a result of increases in headcount and a $0.2 million increase in stock-based compensation.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$6,633	$2,998	$3,635	121%

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

General and administrative expense increased by $3.6 million, or 121%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by a $1.3 million increase in expenses associated with our common stock being listed on the Nasdaq stock exchange in July 2021, as well as related legal and professional services, as well as a $1.0 million increase in compensation expense associated with headcount and salary increases, a $0.6 million increase in stock-based compensation, and a $0.3 million increase in occupancy expense.

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

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$447	$312	$136	44%

Depreciation and amortization expense increased by $0.1 million, or 44%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by a significant investment in capital assets made in 2021 for laboratory equipment.

Interest and Other Income (Expense)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$—	$742	($742)	(100%)
Interest and other income	92	10	82	837%

We did not incur interest or other expense for the three months ended March 31, 2022 as we currently have no indebtedness. Interest and other expense for the three months ended March 31, 2021 comprise interest expense on our previously outstanding bank loan and a fair value adjustment for a warrant that has subsequently been exercised in full. Interest and other income represents interest on our cash balances and was immaterial for each of the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three months ended March 31, 2022, we incurred net losses of $4.1 million. As of March 31, 2022, we had an accumulated deficit of $118.4 million. To date, we have funded our operations primarily with proceeds from sales of common stock, including our IPO, as well as borrowings under loan agreements and from revenues associated with sales and licenses of our products to customers. As of March 31, 2022, we had cash and cash equivalents and short-term investments of $246.3 million.

We expect to incur increased near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	transaction and capital expenditures necessitated by strategic activities;
●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;

●	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
●	our ability to enter into additional SPLs and licenses for clinical use of our platform in the future;
●	changes in the amount of capital available to existing and emerging customers in our target markets;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(3,694)	$(4,642)
Investing activities	194,797	15,692
Financing activities	893	48,899
Net increase in cash and cash equivalents	$191,995	$59,949

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.7 million, and consisted primarily of our net loss of $4.1. million, offset in part by net non-cash expenses of $3.0 million, including stock-based compensation of $2.5 million and depreciation and amortization expenses of $0.5 million. We also had net cash inflows of $2.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $2.4 million and a $1.1 million decrease in other current assets, partially offset by a $2.1 million increase in TIA receivable, a $1.8 million increase in accounts receivable, a $1.4 million increase in inventory, a $0.7 million increase in other non-current assets and a $0.2 million increase in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.6 million, and consisted primarily of our net loss of $7.1 million, offset in part by net non-cash expenses of $2.0 million, including stock-based compensation of $1.3 million, warranty liability fair value adjustments of $0.3 million, and depreciation and amortization expenses of $0.3 million. We also had net cash inflows of $0.5 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.2 million, a decrease in accounts receivable of $0.9 million, partially offset by a $1.4 million decrease in accounts payable and accrued expenses, and a $0.3 million increase in inventory.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2022 was $194.8 million, which was primarily attributable to maturities of short-term marketable securities of $200.8 million, partially offset by purchases of property and equipment of $0.6 million and capitalized lease-related construction expenses of $5.5 million. Purchases and sales of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Net cash provided by investing activities during the three months ended March 31, 2021 was $15.7 million, which was primarily attributable to maturities of marketable securities of $16.0 million, partially offset by purchases of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.9 million, which was attributable to the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2021 was $48.9 million, which was primarily attributable to net proceeds from our issuance of common stock of $51.8 million and proceeds of $2.0 million from the exercise of stock options, partially offset by the repayment of indebtedness of $4.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2022 consisted exclusively of operating lease obligations. In May, 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022, and the lease of all phases is estimated to expire on August 31, 2035. We will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are approximately $29.6 million through the lease term, which continues until 2035.

In June, 2021, we exercised our option to early terminate the terms of one of our existing office space lease arrangements, which will terminate on June 7, 2022.

In August 2021, we terminated a finance lease and as of March 31, 2022, we do not have any finance lease obligations.

As of March 31, 2022, operating lease obligations included $0.8 million in payments due under our lease of office and laboratory space under operating lease agreements that expire in October 2023.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the Annual Report on Form 10-K filed with SEC on March 22, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of March 31, 2022, we had cash and cash equivalents and short-term investments of $246.3 million, which consisted primarily of money market funds and commercial paper. The primary objective of our investment approach is to preserve principal and provide liquidity. As of March 31, 2022, we held money market fund securities of $235.0 million, short-term commercial paper of $6.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on March 22, 2022.  However, the risk factors described in this report and in the Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

None.

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

Cash used since the IPO is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our other periodic reports filed with the SEC. As of the date of this report, there has been no material change in the planned use of proceeds from the IPO as described in the final prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Separation Agreement with Amanda L. Murphy

As previously reported in a Current Report on Form 8-K filed on April 12, 2022, Amanda L. Murphy, our former Chief Financial Officer, resigned from that position, effective as of April 15, 2022, or the Separation Date. On May 6, 2022, Ms. Murphy entered into an agreement, or the Separation Agreement, with us.

The Separation Agreement, which included a general release of claims in our favor, provides that Ms. Murphy will receive cash severance of $315,000, representing nine months of base salary in effect as of the Separation Date, payable in accordance with our standard payroll dates and subject to standard payroll deductions and withholdings. Ms. Murphy is also entitled to receive payments by us on her behalf for COBRA continuation of healthcare coverage, for her and her eligible dependents, until the earlier of nine months following the date the Consulting Agreement (defined below) terminates for any reason, the expiration of her eligibility for COBRA continuation coverage, or such time as Ms. Murphy becomes employed by another employer or self-employed through which she is eligible for health insurance.

On May 6, 2022, we and Ms. Murphy also entered into an agreement, or the Consulting Agreement, effective as of the Separation Date, pursuant to which Ms. Murphy will, at the request of our General Counsel or our Chief Accounting Officer, provide us with up to 10 hours of consulting services per week for a period of up to six months. During the term of the Consulting Agreement, Ms. Murphy will receive a consulting fee of $35,000 per month, prorated for any partial month. Ms. Murphy’s provision of services under the Consulting Agreement will constitute “Continuous Service” for purposes of continued vesting of her outstanding equity awards under our equity incentive plans.

The foregoing descriptions of the Separation Agreement and Consulting Agreement are qualified in their entirety by reference to the full text of the Separation Agreement and the Consulting Agreement, copies of which will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-2578	3.1	July 26, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MaxCyte Inc.

Date: May 9, 2022	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: May 9, 2022	By:	/s/ Ron Holtz
	Name:	Ron Holtz
	Title:	Chief Financial Officer (Principal Financial Officer)