Form 10-Q
period 2022-06-30
MAXCYTE, INC.
filed 2022-08-10
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

Commission file number: 001-40674

MaxCyte, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2210438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9713 Key West Avenue, Suite 400

Rockville, Maryland 20850

(Address of principal executive offices)

Registrant’s telephone number, including area code: (301) 944-1700

22 Firstfield Road, Suite 110

Gaithersburg, Maryland 20878

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2022, the registrant had 101,724,406 shares of common stock, $0.01 par value per share, issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$109,168,400	$47,782,400
Short-term investments, at amortized cost	131,719,200	207,261,400
Accounts receivable	7,432,900	6,877,000
Accounts receivable - TIA (Note 8)	475,600	—
Inventory	7,722,000	5,204,600
Prepaid expenses and other current assets	1,311,600	3,307,400
Total current assets	257,829,700	270,432,800

Property and equipment, net	20,596,100	7,681,200
Right of use asset - operating leases	10,430,300	5,689,300
Other assets	920,500	316,700
Total assets	$289,776,600	$284,120,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,456,300	$1,820,300
Accrued expenses and other	7,901,800	6,523,500
Operating lease liability, current	438,700	527,200
Deferred revenue, current portion	7,310,600	6,746,800
Total current liabilities	18,107,400	15,617,800

Operating lease liability, net of current portion	14,053,300	5,154,900
Other liabilities	393,000	450,200
Total liabilities	32,553,700	21,222,900

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 101,661,288 and 101,202,705 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,016,600	1,012,000
Additional paid-in capital	382,838,300	376,189,600
Accumulated deficit	(126,632,000)	(114,304,500)
Total stockholders’ equity	257,222,900	262,897,100
Total liabilities and stockholders’ equity	$289,776,600	$284,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$9,607,800	$7,108,100	$21,195,100	$13,602,900
Cost of goods sold	1,120,400	784,500	2,183,000	1,477,600
Gross profit	8,487,400	6,323,600	19,012,100	12,125,300

Operating expenses:
Research and development	4,696,000	3,203,900	8,461,200	9,280,300
Sales and marketing	4,930,600	2,912,900	8,769,300	5,702,000
General and administrative	7,102,600	4,301,100	13,735,100	7,298,900
Depreciation and amortization	497,100	322,900	944,500	634,400
Total operating expenses	17,226,300	10,740,800	31,910,100	22,915,600
Operating loss	(8,738,900)	(4,417,200)	(12,898,000)	(10,790,300)

Other income (expense):
Interest and other expense	—	(13,200)	—	(755,500)
Interest income	478,700	8,600	570,500	18,400
Total other income (expense)	478,700	(4,600)	570,500	(737,100)
Net loss	$(8,260,200)	$(4,421,800)	$(12,327,500)	$(11,527,400)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.12)	$(0.14)
Weighted average shares outstanding, basic and diluted	101,427,430	84,706,516	101,547,583	82,865,526

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock	5,740,000	57,400	51,751,500	—	51,808,900
Stock-based compensation expense	—	—	1,319,800	—	1,319,800
Exercise of stock options	1,567,086	15,700	2,021,400	—	2,037,100
Net loss	—	—	—	(7,105,600)	(7,105,600)
Balance at March 31, 2021	84,689,559	846,900	182,766,600	(102,327,900)	81,285,600
Stock-based compensation expense	—	—	1,905,200	—	1,905,200
Exercise of stock options	29,786	300	51,900	—	52,200
Net loss	—	—	—	(4,421,800)	(4,421,800)
Balance at June 30, 2021	84,719,345	$847,200	$184,723,700	$(106,749,700)	$78,821,200

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	1,015,100	379,541,500	(118,371,800)	262,184,800
Stock-based compensation expense	—	—	2,972,800	—	2,972,800
Exercise of stock options	151,396	1,500	324,000	—	325,500
Net loss	—	—	—	(8,260,200)	(8,260,200)
Balance at June 30, 2022	101,661,288	$1,016,600	$382,838,300	$(126,632,000)	$257,222,900

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,327,500)	$(11,527,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,035,000	641,400
Net book value of consigned equipment sold	51,400	13,900
Loss on disposal of fixed assets	—	19,800
Fair value adjustment of liability classified warrant	—	358,200
Stock-based compensation	5,435,200	3,225,000
Amortization of discounts on short-term investments	(206,100)	1,900
Non-cash interest expense	—	5,400

Changes in operating assets and liabilities:
Accounts receivable	(555,900)	(547,300)
Accounts receivable - TIA	(475,600)	—
Inventory	(2,639,500)	(182,300)
Prepaid expense and other current assets	1,995,800	(342,700)
Right of use asset – operating leases	(4,741,000)	554,400
Right of use asset – finance lease	—	47,600
Other assets	(603,800)	(1,670,200)
Accounts payable, accrued expenses and other	939,900	(992,400)
Operating lease liability	8,809,900	(584,000)
Deferred revenue	563,800	1,911,800
Other liabilities	(57,200)	38,000
Net cash used in operating activities	(2,775,600)	(9,028,900)

Cash flows from investing activities:
Purchases of short-term investments	(131,547,700)	(35,963,100)
Maturities of short-term investments	207,296,000	16,000,000
Purchases of property and equipment	(12,804,800)	(1,271,100)
Proceeds from sale of equipment	—	4,600
Net cash provided by (used in) investing activities	62,943,500	(21,229,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	51,808,900
Principal payments on notes payable	—	(4,922,400)
Proceeds from exercise of stock options	1,218,100	2,089,300
Principal payments on finance leases	—	(49,300)
Net cash provided by financing activities	1,218,100	48,926,500
Net increase in cash and cash equivalents	61,386,000	18,668,000
Cash and cash equivalents, beginning of period	47,782,400	18,755,200
Cash and cash equivalents, end of period	$109,168,400	$37,423,200

Supplemental cash flow information:
Cash paid for interest	$—	$419,200

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$1,074,400	$6,000
Lease liability reduction due to operating lease modification	$—	$304,600

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The prior year’s depreciation and amortization expenses included in individual functional operating expense categories were reclassified on the condensed consolidated statement of operations to one functional expense category “Depreciation and Amortization Expense” to conform with current year presentation. For the three and six months ended June 30, 2021, $322,900 and $634,400, respectively, was reclassified from other functional operating expenses to depreciation and amortization expense. This reclassification did not impact the Company’s condensed consolidated balance sheets, statements of cash flows, or statements of changes in stockholders’ equity.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K and have not materially changed during the three and six months ended June 30, 2022.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CCTI. All significant intercompany balances have been eliminated in consolidation.

Concentration of Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three and six months ended June 30, 2022, one customer represented 25% and 29% of revenue, respectively. During the three and six months ended June 30, 2021, one customer represented 17% and 18% of revenue, respectively. As of June 30, 2022, two customers accounted for 34% and 11% of accounts receivable, respectively. As of December 31, 2021, two customers accounted for 16% and 13% of accounts receivable, respectively.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and six months ended June 30, 2022, the Company purchased 35% and 32% of its inventory from two and one suppliers, respectively. During the three and six months ended June 30, 2021, the Company purchased 56% and 48% of its inventory from three and two suppliers, respectively. As of June 30, 2022, none of the amounts payable to individual suppliers exceeded 10% of total accounts payable. At December 31, 2021, amounts payable to one supplier represented 14% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company determined that no allowance was necessary at June 30, 2022 or December 31, 2021.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $48,900 and $3,600 in foreign currency transaction losses for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $72,200 and $23,400 in foreign currency transaction losses for the six months ended June 30, 2022 and 2021, respectively. Net gains or losses arising from foreign currency exchange rate fluctuations on transactions are included in general and administrative expense.

Leases

For transactions in which the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. See Note 8 for additional details about leases under which the Company is the lessee.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, and in the prior year periods stock purchase warrants, was 15.8 million for the three and six months ended June 30, 2022 and 12.2 million for the three and six months ended June 30, 2021.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) has issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The current guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$6,811,500	$—	$6,811,500	$13,379,200	$—	$13,379,200
Lease elements	—	2,625,700	2,625,700	—	7,355,700	7,355,700
Other	170,600	—	170,600	460,200	—	460,200
Total	$6,982,100	$2,625,700	$9,607,800	$13,839,400	$7,355,700	$21,195,100

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$4,041,600	$—	$4,041,600	$8,117,400	$—	$8,117,400
Lease elements	—	2,889,700	2,889,700	—	5,145,600	5,145,600
Other	176,800	—	176,800	339,900	—	339,900
Total	$4,218,400	$2,889,700	$7,108,100	$8,457,300	$5,145,600	$13,602,900

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $7.7 million and $7.2 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recognized $2.7 million and $4.8 million, respectively, and during the three and six months ended June 30, 2021, the Company recognized $1.5 million and $3.5 million, respectively, of revenue that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at June 30, 2022 was $693,800, of which the Company expects to recognize $300,800 in one year or less, $175,800 in one to two years, $48,200 in two to three years, and $169,000 thereafter.

For the three and six months ended June 30, 2022 and 2021, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Debt

In November 2019, the Company entered into a new credit facility with MidCap Financial SBIC, LP (“MidCap”). The credit facility provided for a $5.0 million term loan maturing on November 1, 2024. The term loan provided for (i) an interest rate of one-month Libor plus 6.5% with a 1.5% Libor floor, (ii) monthly interest payments, (iii) 30 monthly principal payments of $166,700 beginning in June 2022 and (iv) a 3% final payment fee. The Company used the proceeds from the credit facility for general operating purposes. The debt was collateralized by substantially all assets of the Company. In March 2021, the Company repaid the MidCap loan in full. The Company incurred fees of $260,000 associated with early repayment of the loan. The unamortized debt discounts and fees were expensed and recorded as interest expense.

5.    Stockholders’ Equity

Common Stock

In February 2021, the Company issued 5,740,000 shares of its common stock at a purchase price of ₤7.00 (or approximately $9.64) per share. The transaction generated gross proceeds of ₤40.2 million (or $55.3 million). In conjunction with the transaction, the Company incurred costs of $3.5 million which resulted in the Company receiving net proceeds of $51.8 million.

In August 2021, the Company completed the IPO and received aggregate net proceeds of $184.3 million (see Note 1).

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

Warrant

In connection with the November 2019 credit facility (see Note 4), the Company issued the lender a warrant to purchase 71,168 shares of common stock at an exercise price of £1.09081 per share. The warrant was exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability at issuance, as its strike price was in a currency other than the Company’s functional currency. The warrant was recorded at its fair value at the end of each reporting period, with changes at each subsequent balance sheet date recorded on the condensed consolidated statements of operations (see Note 7).

In a cashless settlement in August 2021, the lender fully exercised the warrant in exchange for 64,603 shares of common stock.

Equity Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to amend and restate the MaxCyte 2000 Long-Term Incentive Plan to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and Directors of the Company and to other individuals as determined by the Board of Directors. On December 10, 2019 and October 27, 2020, the Company’s Board resolved to increase the number of shares available for grant under the 2016 Plan by 3,000,000 and 1,500,000, respectively.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The Company’s board of directors reserved 2,500,000 shares for issuance under the Inducement Plan, and as of December 31, 2021 no awards had been granted. As of June 30, 2022, options to purchase 855,900 shares had been granted under the Inducement Plan.

In May 2022, the Company’s board of directors adopted, and in June 2022 the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards; (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, no additional awards will be granted under the 2016 Plan or the Inducement Plan, but all outstanding awards will continue to remain subject to the terms of the applicable plan.

Upon the effectiveness of the 2022 Plan, a total of 3,476,211 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,548,211 shares previously available under the 2016

Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan.

The weighted-average fair value of the options granted during the three months ended June 30, 2022 and 2021 was estimated to be $2.92 and $7.22, respectively per option share. The weighted-average fair value of the options granted during the six months ended June 30, 2022 and 2021 was estimated to be $3.55 and $7.32, respectively, per option share.

The value of an option award is recognized as expense on a straight-line basis over the requisite service period. At June 30, 2022, total unrecognized compensation expense was $34,558,800, which will be recognized over the next 3.1 years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
General and administrative	$1,445,500	$1,169,600	$2,737,600	$1,911,300
Sales and marketing	619,600	352,400	1,127,100	621,600
Research and development	907,700	383,200	1,570,500	692,100
Total	$2,972,800	$1,905,200	$5,435,200	$3,225,000

6. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	June 30,	December 31,
	2022	2021
Raw materials inventory	$4,647,900	$2,684,100
Finished goods inventory	3,074,100	2,520,500
Total inventory	$7,722,000	$5,204,600

The Company determined that no allowance for inventory obsolescence was necessary at June 30, 2022 or December 31, 2021.

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Construction and internal-use software in process	$11,010,600	$1,163,200
Furniture and equipment	6,528,500	4,914,500
Instruments	3,250,000	3,208,900
Internal-use software	2,675,200	2,125,600
Leasehold improvements	2,251,700	641,400
Accumulated depreciation and amortization	(5,119,900)	(4,372,400)
Property and equipment, net	$20,596,100	$7,681,200

During the six months ended June 30, 2022 and 2021, the Company transferred $122,100 and $328,600, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and six months ended June 30, 2022, the Company incurred depreciation and amortization expense of $547,400 and $1,035,000, respectively. For the three and six months ended June 30, 2021, the Company incurred depreciation and amortization expense of $325,000 and $641,400, respectively.

7.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at June 30, 2022 and December 31, 2021.

The following table presents the activity for the warrant for the three and six months ended June 30, 2021:

	Mark-to-market liabilities – warrant
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Balance, beginning of period	$789,100	$441,200
Change in fair value	10,300	358,200
Balance, end of period	$799,400	$799,400

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

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on our assessment, all unrecognized holding losses are due to factors other than credit loss, such as changes in interest rates. No such impairment was recognized during the three and six months ended June 30, 2022 or 2021.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$24,159,300	$—	$—	$24,159,300
Commercial paper	Cash equivalents	80,929,600	—	(25,600)	80,904,000
Commercial paper	Short-term investments	113,996,700	338,600	—	114,335,300
Corporate debt	Short-term investments	5,750,500	—	(45,200)	5,705,300
US Treasury securities	Short-term investments	11,972,000	—	(48,900)	11,923,100
Total cash equivalents and short-term investments		$236,808,100	$338,600	$(119,700)	$237,027,000

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$19,341,500	$—	$—	$19,341,500
Commercial paper	Cash equivalents	25,492,200	4,400	—	25,496,600
Corporate debt	Short-term investments	4,909,200	—	(1,800)	4,907,400
Commercial paper	Short‑term investments	202,352,200	22,900	—	202,375,100
Total cash equivalents and short-term investments		$252,095,100	$27,300	$(1,800)	$252,120,600

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the six months ended June 30, 2022 and 2021.

8.  Commitments and Contingencies

Operating Leases

The Company is a party to various leases for office, laboratory and other space. One portion of the leased space was a direct lessee (the “Original Headquarters Lease”) that terminated on June 9, 2022.  The Company is a sublessee of the remaining space (the “Original Headquarters Subleases”) a portion of which was terminated on June 6, 2022 and the remainder of which remained occupied as of June 30, 2022.

A member of the Company’s Board of Directors is the Chief Executive Officer and member of the board of directors of the sublandlord under the Original Headquarters Subleases, and the Company’s Chairman is also a member of the sublandlord’s board of directors. The Company’s rent payments to the sublandlord totaled $92,300 and $159,600 in the three months ended June 30, 2022 and 2021, respectively, and $255,900 and $318,300 in the six months ended June 30, 2022 and 2021, respectively.

In May 2021, the Company entered into a lease for its new company headquarters (the “2021 New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The 2021 New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is estimated to commence by mid-2023. The lease term for all phases is expected to expire on August 31, 2035. The Company is designing and constructing the leasehold improvements with the approval of the landlord. The 2021 New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million, which will be applied to the cost of construction of leasehold improvements. As of June 30, 2022, the Company had received TIA reimbursement of $3.0 million, and had outstanding invoices for TIA reimbursement totaling $0.5 million. Under the 2021 New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the 2021 New Headquarters Lease are $29.6 million over the lease term.

The Original Headquarters Lease and the Original Headquarters Subleases were originally scheduled to expire in October 2023. In June 2021, the Company notified the landlord of its intent to early terminate the Original Headquarters Lease, which became effective in June 2022. In June 2022, the Company exercised its option to early terminate the Original Headquarters Subleases, effective on the date the spaces are surrendered by the Company and accepted by the sublessor, which is expected to be no later than August 2022.

Finance Leases

In August 2021, the Company exercised its purchase option under a finance lease and acquired the associated leased laboratory equipment. At June 30, 2022 and December 31, 2021, the Company had no right-of-use finance asset or lease liability.

All Leases

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of right-of-use asset	$—	$23,800	$—	$47,600
Interest expense	—	2,900	—	6,100
Operating lease cost	449,800	174,200	866,100	346,900
Short-term lease cost	12,100	10,000	24,200	18,900
Variable lease cost	139,600	75,600	215,000	151,200
Total lease cost	$601,500	$286,500	$1,105,300	$570,700

	As of June 30,	As of December 31,
	2022	2021
Operating leases
Assets:
Operating lease right-of-use assets	$10,430,300	$5,689,300
Liabilities
Current portion of operating lease liabilities	$438,700	$527,200
Operating lease liabilities, net of current portion	14,053,300	5,154,900
Total operating lease liabilities	$14,492,000	$5,682,100
Other information
Weighted-average remaining lease term (in years)	12.9	11.7
Weighted-average discount rate	6.5%	6.6%

As of June 30, 2022, maturities of lease liabilities that had commenced prior to June 30, 2022 were as follows:

Operating Leases

Remainder of 2022	$359,600
2023	1,490,900
2024	1,734,500
2025	1,777,700
2026 and thereafter	19,653,100
Total undiscounted lease payments	25,015,800
Discount factor	(9,234,057)
Present value of lease liabilities	$15,781,743

9. Subsequent Events.

On July 29, 2022, the Company terminated a portion of the Original Headquarters Subleases. The early termination of the lease resulted in a write-off of lease liability of $164,200 and right-of-use asset of $157,500, respectively.

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes three instruments, which we call the ATx, STx and GTx, respectively, as well as a portfolio of proprietary related disposables and consumables. We have also introduced the VLx instrument for very large-scale cell engineering, which was made available for sale in December 2021. Our disposables and consumables include processing assemblies, or PAs, designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 145 granted U.S. and foreign patents and more than 96 pending patent applications worldwide.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $21.2 million and incurred a net loss of $12.3 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $126.6 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and field application scientist teams, scaling our manufacturing operations, and research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

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

We cannot predict the overall future impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we or our customers have implemented or may adopt may create operational and other challenges, any of which could harm our business and results of operations.

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument sales and leases and disposables sales as well as downstream economics on our partners’ programs (both pre- and post-commercial). In the first three months of 2022, we signed an SPL agreement with Intima Bioscience, and we signed SPL agreement with LG Chem in July 2022, our first SPL with a South Korean company. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we expect to sign additional SPL agreements in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2022	2021

	(in thousands)

Total revenue	$9,608	$7,108
Cost of goods sold	1,120	785
Gross profit	8,487	6,324
Operating expense
Research and development	4,696	3,204
Sales and marketing	4,931	2,913
General and administrative	7,103	4,301
Depreciation and amortization	497	323
Total operating expense	17,226	10,741
Operating loss	(8,739)	(4,417)
Other income (expense)
Interest and other expense	—	(13)
Interest and other income	479	9
Total other income (expense)	479	(5)
Net loss	$(8,260)	$(4,422)

Revenue

We generate revenue principally from the sale of instruments and single-use processing PAs and buffer, and from the lease of instruments to our customers. In addition, our SPLs include clinical progress milestones and sales-based payments to us which may also provide material revenues.

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

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$7,688	$4,766	$2,922	61%
Drug discovery	1,916	1,838	78	4%
Program-related	4	504	(500)	NM
Total revenue	$9,608	$7,108	$2,500	35%

Total revenue for the three months ended June 30, 2022 was $9.6 million, an increase of $2.5 million, or 35%, compared to revenue of $7.1 million during the three months ended June 30, 2021.

Our overall increase in revenue was primarily driven by revenue growth in the cell therapy market, primarily from growing instrument sales and licenses and disposables sales, partially offset by a decrease in program-related revenue. In the cell therapy market, revenue from instrument sales and licenses increased by $1.5 million, while disposable sales increased by $1.4 million. Cell therapy revenue growth resulted primarily from new and existing customers and the continued progression of our cell therapy partners’ therapeutic development programs. The $0.5 million decrease in program-related revenues resulted from expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grows.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow resulting in additional instrument sales and leases and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers to continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we expect new customers to continue to emerge and contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue will fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress and our dependence on the program decisions of our partners.

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

During the three months ended June 30, 2022, gross margin was 88%, compared to 89% in the same period of 2021. The decrease in gross margin was principally due to decreased milestone revenues, which have no associated cost of goods sold. Excluding program-related revenues, gross margin was materially unchanged. Our margins depend on the revenue mix from instruments, PAs and milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPLs on terms similar to those currently in effect.

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,120	$785	$336	43%
Gross profit	$8,487	$6,324	$2,164	34%
Gross margin	88%	89%

Cost of goods sold increased by $0.3 million, or 43%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $2.2 million, or 34%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by increased revenue from instrument and disposable sales and licensed instruments.

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

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$4,696	$3,204	$1,492	47%

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

For the three months ended June 30, 2021, our research and development expenses included $0.4 million in costs associated with wind-down of investments in the CARMA platform. There were no material CARMA-related expenses after June 30, 2021 and none are expected in the future.

Research and development expenses increased by $1.5 million, or 47%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by a $0.7 million increase in compensation expenses as a result of increases in headcount, a $0.5 million increase in stock-based compensation, and a

$0.4 million increase in lab expense and products development costs, partially offset by a $0.4 million decrease in CARMA expenses as a result of the wind-down of CARMA operations.

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology and develop improved and/or new offerings for our customers and partners. As a result, we expect that our research and development expenses, will continue to increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$4,931	$2,913	$2,018	69%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $2.0 million, or 69%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by a $0.9 million increase in marketing and travel expense, a $0.8 million increase in compensation expenses as a result of increases in headcount and a $0.3 million increase in stock-based compensation.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$7,103	$4,301	$2,802	65%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, information systems and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and costs associated with being a Nasdaq and AIM listed public company such as director fees, U.K. NOMAD and broker fees, investor relations consultants and insurance costs. These expenses are exclusive of depreciation and amortization.

General and administrative expense increased by $2.8 million, or 65%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by a $1.2 million increase in expenses associated with our common stock being listed on the Nasdaq stock exchange, beginning in July 2021, and related legal expenses, as well as a $1.0 million increase in compensation expense associated with headcount and salary increases, a $0.4 million increase in occupancy expense, and a $0.3 million increase in stock-based compensation, partially offset by a $0.4 million decrease in professional service expenses.

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

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$497	$323	$174	54%

Depreciation and amortization expense increased by $0.2 million, or 54%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by a significant investment in capital assets made in 2021 for laboratory equipment.

Interest and Other Income (Expense)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$—	$13	$(13)	(100)%
Interest and other income	479	9	470	NM

We did not incur interest or other expense for the three months ended June 30, 2022 as we currently have no indebtedness. Interest and other expense for the three months ended June 30, 2021 was immaterial. Interest and other income represent interest on our cash balances and increased by $0.5 million for the three months ended June 30, 2022. The increase was primarily driven by the significantly higher balance of short-term investments resulting from the IPO proceeds received in August 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Total revenue	$21,195	$13,603
Cost of goods sold	2,183	1,478
Gross profit	19,012	12,125
Operating expense
Research and development	8,461	9,280
Sales and marketing	8,769	5,702
General and administrative	13,735	7,299
Depreciation and amortization	945	634
Total operating expense	31,910	22,916
Operating loss	(12,898)	(10,790)
Other income (expense)
Interest and other expense	—	(756)
Interest and other income	571	18
Total other income (expense)	571	(737)
Net loss	$(12,328)	$(11,527)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$15,104	$9,494	$5,610	59%
Drug discovery	4,083	3,601	482	13%
Program-related	2,008	508	1,500	295%
Total revenue	$21,195	$13,603	$7,592	56%

Total revenue for the six months ended June 30, 2022 was $21.2 million, an increase of $7.6 million, or 56%, compared to revenue of $13.6 million during the six months ended June 30, 2021.

Our overall increase in revenue for the six months ended June 30, 2022 was driven by revenue growth in the cell therapy market, primarily from growing instrument sales and licenses and disposable sales, increases in disposables sales to drug discovery customers and increases in program-related milestone revenue. In the cell therapy market, revenue from instrument sales and licenses of instruments increased by $3.2 million, which was primarily due to continued high levels of capital invested or held in companies operating in our target markets, while disposables sales increased by $2.3 million as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $0.5 million increase was driven by sales of disposables. The $1.5 million increase in program-related revenues resulted from expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$2,183	$1,478	$705	48%
Gross profit	$19,012	$12,125	$6,887	57%
Gross margin	90%	89%

Cost of goods sold increased by $0.7 million, or 48%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $6.9 million, or 57%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by increased revenue from instrument and disposable sales, licensed instruments and program-related revenue.

During the six months ended June 30, 2022, gross margin was 90%, compared to 89% in the same period of 2021. The increase in gross margin was principally due to increased milestone revenues, which have no associated cost of goods sold. Excluding program-related revenues, gross margin was materially unchanged.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$8,461	$9,280	$(819)	(9)%

Research and development expenses decreased by $0.8 million, or 9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by a $4.3 million decrease in CARMA expenses as a result of the wind-down of CARMA operations, partially offset by a $1.2 million increase in compensation expenses associated with headcount increases, a $1.0 million increase in stock-based compensation, a $0.5 million increase in lab supplies expenses and products development costs, and a $0.2 million increase in travel expenses.

Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$8,769	$5,702	$3,067	54%

Sales and marketing expenses increased by $3.1 million, or 54%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by a $1.4 million increase in compensation expenses as a result of increases in headcount and commissions on sales, a $1.1 million increase in marketing and travel expenses, and a $0.5 million increase in stock-based compensation.

General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$13,735	$7,299	$6,436	88%

General and administrative expense increased by $6.4 million, or 88%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by a $2.3 million increase in expense associated with the costs of our common stock being listed on the Nasdaq stock exchange including insurance and related legal expenses, a $2.0 million increase in compensation expense associated with headcount and salary increases, a $0.8 million increase in stock-based compensation and a $1.3 million increase in occupancy and other general expenses.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$945	$634	$310	49%

Depreciation and amortization expense increased by $0.3 million, or 49%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by a significant investment in capital assets made in 2021 for laboratory equipment.

Interest and Other Income (Expense)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$—	$756	$(756)	(100)%
Interest and other income	571	18	552	NM

Interest and other expense decreased by $0.8 million, or 100%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by the repayment of the MidCap loan in March 2021 and the settlement of a warrant in August 2021, which resulted in our no longer incurring interest expense on indebtedness or warrant fair value adjustments. The increase of $0.6 million in interest and other income was primarily driven by significantly higher balance of short-term investments resulting from the IPO proceeds received in August 2021.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the six months ended June 30, 2022, we incurred a net loss of $12.3 million. As of June 30, 2022, we had an accumulated deficit of $126.6 million. To date, we have funded our operations primarily with proceeds from sales of common stock, including our IPO, as well as borrowings under loan agreements and from revenues associated with sales and licenses of our products to customers. As of June 30, 2022, we had cash and cash equivalents and short-term investments of $240.9 million.

We expect to incur increased near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(2,776)	$(9,029)
Investing activities	62,944	(21,230)
Financing activities	1,218	48,927
Net increase in cash and cash equivalents	$61,386	$18,668

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $2.8 million, and consisted primarily of our net loss of $12.3 million, offset in part by net non-cash expenses of $6.3 million, including stock-based compensation of $5.4 million and depreciation and amortization expenses of $1.0 million. We also had net cash inflows of $3.2 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $4.1 million, a decrease in prepaid expense and other currents assets of $2.0 million, a decrease in accounts payable and accrued expenses of $0.9 million and an increase in deferred revenue (consisting primarily of unrecognized instrument license revenue) of $0.6 million, partially offset by a $2.6 million increase in inventory, a $0.5 million increase in TIA receivable, a $0.5 million increase in accounts receivable and a $0.6 million increase in other assets.

Net cash used in operating activities for the six months ended June 30, 2021 was $9.0 million, and consisted primarily of our net loss of $11.5 million, offset in part by net non-cash expenses of $4.3 million, including stock-based compensation of $3.2 million, warrant liability fair value adjustments of $0.4 million, and depreciation and amortization expenses of $0.6 million. We also had net cash outflows of $1.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.9 million and an decrease in the net effect of our right-of-use assets and lease liabilities of $0.1 million, partially offset by a $1.7 million increase in long-term prepaid expense (other non-current assets), a $1.0 million decrease in accounts payable and accrued expenses, a $0.5 million increase in accounts receivable, a $0.2 million increase in inventory and a $0.3 million increase in other current assets.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2022 was $62.9 million, which was primarily attributable to maturities of short-term marketable securities of $207.3 million, partially offset by purchases of short-term marketable securities of $131.5 million and capitalized lease-related construction expenses of $11.6 million and purchase of equipment of $1.2 million. Purchases and sales of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Net cash used in investing activities during the six months ended June 30, 2021 was $21.2 million, which was primarily attributable to net purchases of short-term marketable securities of $20.0 million and purchases of property and equipment of $1.3 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $1.2 million, which was attributable to the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2021 was $48.9 million, which was primarily attributable to net proceeds of $51.8 million from the issuance of common stock in financing transactions and proceeds of $2.1 million from the exercise of stock options, partially offset by the repayment in full of the MidCap loan of $4.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2022 consisted exclusively of operating lease obligations. In May, 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022, and the lease of all phases is estimated to expire on August 31, 2035. We will design and construct the leasehold improvements with the approval of the landlord. The landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the new lease agreements are $29.6 million through the lease term, which continues until 2035. We expect to be able to fund our obligations under the new lease, both in the short term and in the long term, from cash on hand and operating cash flows.

In June, 2021, we exercised our option to early terminate one of our office space lease arrangements, which occurred in June 2022.

In August 2021, we terminated a finance lease and as of June 30, 2022, we do not have any finance lease obligations.

In June 2022, we agreed with the sublessor of our office space to early terminate the remaining portions of our office, laboratory, manufacturing and other spaces no later than August 2022 instead of the previous expiration date in October 2023.

As of June 30, 2022, operating lease obligations included $0.4 million in payments due under the office leases that are being terminated early.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. The primary objective of our investment approach is to preserve principal and provide liquidity. As of June 30, 2022, we held money market fund securities of $24.2 million, cash equivalent commercial paper of  $80.9 million, short-term commercial paper of $114.3 million, U.S. Treasury securities of $11.9 million and short-term corporate debt of $5.7 million. These financial instruments generate interest income at variable rates. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A hypothetical 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations because of the short-term nature of these instruments.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cash used since the IPO is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our other periodic reports filed with the SEC. As of the date of this report, there has been no material change in the planned use of proceeds from the IPO as described in the final prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-2578	3.1	July 26, 2021
10.1+	MaxCyte, Inc. 2022 Equity Incentive Plan	8-K	001-40674	10.1	June 30, 2022
10.2+	Separation Agreement, by and between the Company and Amanda Murphy, dated as of May 6, 2022.
10.3+	Consulting Agreement, by and between the Company and Amanda Murphy, effective as of April 15, 2022.
10.4+	MaxCyte, Inc. Form of Stock Option Grant Notice (2021 Inducement Plan), dated as of January 1, 2022.
10.5+	MaxCyte, Inc. Form of RSU Award Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.
10.6+	MaxCyte, Inc. Form of Stock Option Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

+	Indicates management contract or compensatory plan.

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

MaxCyte Inc.

Date: August 10, 2022	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: August 10, 2022	By:	/s/ Ron Holtz
	Name:	Ron Holtz
	Title:	Chief Financial Officer (Principal Financial Officer)