Form 10-Q
period 2022-09-30
MAXCYTE, INC.
filed 2022-11-09
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

N/A

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

As of November 4, 2022, the registrant had 102,046,769 shares of common stock, $0.01 par value per share, issued and outstanding.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 22, 2022. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

●	We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our ATx, STx and GTx instruments that are part of our ExPERT platform, as well as sales of single-use disposable processing assemblies (PAs), which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
●	Our business is dependent on adoption of our products by biopharmaceutical companies and academic institutions for their research and development activities focused on cell-based therapeutics. If biopharmaceutical companies and academic institutions are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
●	We may be unable to compete successfully against our existing or future competitors.
●	If we cannot maintain and expand current partnerships and enter into new partnerships, that generate marketed licensed products, our business could be adversely affected.
●	The failure of our partners to meet their contractual obligations to us could adversely affect our business.
●	Our partners may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.
●	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
●	We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on continued supply of components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.
●	We have limited experience manufacturing our PAs in-house and if we are unable to manufacture our PAs in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
●	Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
●	If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.
●	New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all.
●	Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could harm our reputation, increase our costs and reduce our sales. If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, our operating results, reputation and business will suffer.
●	Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining, or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact references to our FDA Master File and Technical Files by our partners.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$43,020,300	$47,782,400
Short-term investments, at amortized cost	189,865,300	207,261,400
Accounts receivable	7,433,800	6,877,000
Accounts receivable - TIA (Note 8)	775,000	—
Inventory	7,911,600	5,204,600
Prepaid expenses and other current assets	3,275,600	3,307,400
Total current assets	252,281,600	270,432,800

Property and equipment, net	22,988,200	7,681,200
Right of use asset - operating leases	9,952,300	5,689,300
Other assets	1,189,800	316,700
Total assets	$286,411,900	$284,120,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,086,900	$1,820,300
Accrued expenses and other	8,232,400	6,523,500
Operating lease liability, current	152,200	527,200
Deferred revenue, current portion	6,291,800	6,746,800
Total current liabilities	16,763,300	15,617,800

Operating lease liability, net of current portion	14,871,800	5,154,900
Deferred revenue, net of current portion	344,600	450,200
Total liabilities	31,979,700	21,222,900

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 101,904,313 and 101,202,705 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,019,000	1,012,000
Additional paid-in capital	386,478,900	376,189,600
Accumulated deficit	(133,065,700)	(114,304,500)
Total stockholders’ equity	254,432,200	262,897,100
Total liabilities and stockholders’ equity	$286,411,900	$284,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$10,642,800	$10,139,100	$31,837,900	$23,742,100
Cost of goods sold	1,368,900	943,800	3,551,900	2,421,500
Gross profit	9,273,900	9,195,300	28,286,000	21,320,600

Operating expenses:
Research and development	5,325,100	2,746,900	13,786,400	12,027,200
Sales and marketing	4,506,700	3,211,500	13,276,000	8,913,500
General and administrative	6,444,400	5,346,700	20,179,600	12,645,800
Depreciation and amortization	709,800	333,100	1,654,300	967,500
Total operating expenses	16,986,000	11,638,200	48,896,300	34,554,000
Operating loss	(7,712,100)	(2,442,900)	(20,610,300)	(13,233,400)

Other income (expense):
Interest and other expense	(116,000)	(289,000)	(116,000)	(1,044,400)
Interest income	1,394,400	51,500	1,964,900	70,000
Total other income (expense)	1,278,400	(237,500)	1,848,900	(974,400)
Net loss	$(6,433,700)	$(2,680,400)	$(18,761,400)	$(14,207,800)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.18)	$(0.16)
Weighted average shares outstanding, basic and diluted	101,806,173	95,662,968	101,555,065	87,178,217

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock, net of issuance costs	5,740,000	57,400	51,751,500	—	51,808,900
Stock-based compensation expense	—	—	1,319,800	—	1,319,800
Exercise of stock options	1,567,086	15,700	2,021,400	—	2,037,100
Net loss	—	—	—	(7,105,600)	(7,105,600)
Balance at March 31, 2021	84,689,559	846,900	182,766,600	(102,327,900)	81,285,600
Stock-based compensation expense	—	—	1,905,200	—	1,905,200
Exercise of stock options	29,786	300	51,900	—	52,200
Net loss	—	—	—	(4,421,800)	(4,421,800)
Balance at June 30, 2021	84,719,345	847,200	184,723,700	(106,749,700)	78,821,200
Issuance of common stock, net of issuance costs	15,525,000	155,300	184,113,100	—	184,268,400
Stock-based compensation expense	—	—	2,285,400	—	2,285,400
Exercise of stock options	125,084	1,200	333,500	—	334,700
Cashless exercise of warrant	64,603	600	1,086,000	—	1,086,600
Net loss	—	—	—	(2,680,400)	(2,680,400)
Balance at September 30, 2021	100,434,032	$1,004,300	$372,541,700	$(109,430,100)	$264,115,900

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	1,015,100	379,541,500	(118,371,800)	262,184,800
Stock-based compensation expense	—	—	2,972,800	—	2,972,800
Exercise of stock options	151,396	1,500	324,000	—	325,500
Net loss	—	—	—	(8,260,200)	(8,260,200)
Balance at June 30, 2022	101,661,288	1,016,600	382,838,300	(126,632,000)	257,222,900
Stock-based compensation expense	—	—	3,198,600	—	3,198,600
Exercise of stock options	243,025	2,400	442,000	—	444,400
Net loss	—	—	—	(6,433,700)	(6,433,700)
Balance at September 30, 2022	101,904,313	$1,019,000	$386,478,900	$(133,065,700)	$254,432,200

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,761,400)	$(14,207,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778,300	1,007,400
Net book value of consigned equipment sold	61,900	39,200
Loss on disposal of fixed assets	128,600	18,500
Fair value adjustment of liability classified warrant	—	645,400
Stock-based compensation	8,633,800	5,510,400
Amortization of discounts on short-term investments	(1,158,400)	(39,500)
Non-cash interest expense	—	5,400

Changes in operating assets and liabilities:
Accounts receivable	(556,800)	(786,200)
Accounts receivable - TIA	(775,000)	—
Inventory	(2,880,700)	(300,200)
Prepaid expense and other current assets	31,800	(2,538,900)
Right of use asset – operating leases	(4,263,000)	858,000
Right of use asset – finance lease	—	63,500
Other assets	(873,100)	(284,200)
Accounts payable, accrued expenses and other	1,156,100	(431,350)
Operating lease liability	9,341,900	(734,700)
Deferred revenue	(455,000)	1,482,800
Other liabilities	(105,600)	(27,100)
Net cash used in operating activities	(8,696,600)	(9,719,350)

Cash flows from investing activities:
Purchases of short-term investments	(213,541,400)	(202,867,700)
Maturities of short-term investments	232,096,000	22,000,000
Purchases of property and equipment	(16,282,600)	(2,712,050)
Proceeds from sale of equipment	—	4,600
Net cash provided by (used in) investing activities	2,272,000	(183,575,150)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	236,077,300
Principal payments on notes payable	—	(4,922,400)
Proceeds from exercise of stock options	1,662,500	2,424,000
Principal payments on finance leases	—	(66,100)
Net cash provided by financing activities	1,662,500	233,512,800
Net increase in cash and cash equivalents	(4,762,100)	40,218,300
Cash and cash equivalents, beginning of period	47,782,400	18,755,200
Cash and cash equivalents, end of period	$43,020,300	$58,973,500

Supplemental cash flow information:
Cash paid for interest	$—	$420,900

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$819,400	$153,950
Lease liability reduction due to operating lease modification and early termination	$540,000	$304,600
Other liability reduction due to exercise of warrant	$—	$1,086,600

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company”) is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. The Company leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and to pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing. In early 2020, the Company established a wholly-owned subsidiary, CARMA Cell Therapies, Inc. (“CCTI”), as part of its development of CARMA, the Company’s proprietary, mRNA-based, clinical-stage, immuno-oncology cell therapy platform. CCTI ceased all material operations by the end of March 2021.

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

The prior year’s depreciation and amortization expenses included in individual functional operating expense categories were reclassified on the condensed consolidated statement of operations to one functional expense category “Depreciation and Amortization Expense” to conform with current year presentation. For the three and nine months ended September 30, 2021, $333,100 and $967,500, respectively, was reclassified from other functional operating expenses to depreciation and amortization expense. This reclassification did not impact the Company’s condensed consolidated balance sheets, statements of cash flows, or statements of changes in stockholders’ equity.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K and have not materially changed during the three and nine months ended September 30, 2022.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CCTI. All significant intercompany balances have been eliminated in consolidation.

Concentration of Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three and nine months ended September 30, 2022, one customer represented 26% and 28% of revenue, respectively. During the three and nine months ended September 30, 2021, one customer represented 28% and 22% of revenue, respectively. As of September 30, 2022, one customer accounted for 29% of accounts receivable. As of December 31, 2021, two customers accounted for 16% and 13% of accounts receivable, respectively.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and nine months ended September 30, 2022, the Company purchased 44% and 33% of its inventory from two and one suppliers, respectively. During the three and nine months ended September 30, 2021, the Company purchased 60% and 39% of its inventory from two and one suppliers, respectively. As of September 30, 2022, none of the amounts payable to individual suppliers exceeded 10% of total accounts payable. At December 31, 2021, amounts payable to one supplier represented 14% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company determined that no allowance was necessary at September 30, 2022 or December 31, 2021.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $21,600 in foreign currency transaction losses and $26,200 in foreign currency transaction gains for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $93,800 in foreign currency transaction losses and $49,600 in foreign currency transaction gains for the nine months ended September 30, 2022 and 2021, respectively. Net gains or losses arising from foreign currency exchange rate fluctuations on transactions are included in general and administrative expense.

Stock-Based Compensation

The Company grants stock-based awards in exchange for employee, consultant and non-employee director services. The value of each award is recognized as expense on a straight-line basis over the requisite service period.

The Company utilizes the Black-Scholes option pricing model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the expected volatility, expected dividend yield, risk-free rate of interest and the expected life of the award. Historically, the Company has exclusively used identified comparable companies’ stock price volatility to calculate expected volatility for the periods presented due to lack of history with its own common stock to determine its volatility. Beginning with the third quarter of 2022, the Company has observed sufficient historical information regarding its common stock to use the Company’s common stock for the estimate of volatility in the Black-Scholes model. Management’s methodology for developing other assumptions has not changed from prior periods.

The fair value of a restricted stock unit award granted is equal to the market price of the shares of the Company's common stock underlying the restricted stock unit award on the grant date.

Leases

For transactions in which the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. See Note 8 for additional details about leases under which the Company is the lessee.

All transactions in which the Company is the lessor are short-term (one year or less) and have been classified as operating leases. All leases require upfront payments covering the full period of the lease and thus, there are no future payments expected to be received from existing leases. See Note 3 for details on revenue recognition related to lease agreements.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, and in the prior year periods stock purchase warrants, using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options and restricted stock units and, in the prior year periods stock purchase warrants, was 16.1 million for the three and nine months ended September 30, 2022 and 13.0 million for the three and nine months ended September 30, 2021.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$6,925,100	$—	$6,925,100	$20,304,200	$—	$20,304,200
Lease elements	—	3,490,400	3,490,400	—	10,846,100	10,846,100
Other	227,300	—	227,300	687,600	—	687,600
Total	$7,152,400	$3,490,400	$10,642,800	$20,991,800	$10,846,100	$31,837,900

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Revenue from	Revenue		Revenue from	Revenue
	Contracts	from		Contracts	from
	with	Lease	Total	with	Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,443,400	$—	$5,443,400	$13,560,700	$—	$13,560,700
Lease elements	—	4,530,400	4,530,400	—	9,676,100	9,676,100
Other	165,300	—	165,300	505,300	—	505,300
Total	$5,608,700	$4,530,400	$10,139,100	$14,066,000	$9,676,100	$23,742,100

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $6.6 million and $7.2 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recognized

$2.8 million and $5.9 million, respectively, and during the three and nine months ended September 30, 2021, the Company recognized $2.6 million and $4.4 million, respectively, of revenue that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at September 30, 2022 was $594,700, of which the Company expects to recognize $250,100 in one year or less, $135,500 in one to two years, $45,800 in two to three years, and $163,300 thereafter.

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The Company’s board of directors reserved 2,500,000 shares for issuance under the Inducement Plan, and as of December 31, 2021 no awards had been granted. As of September 30, 2022, options to purchase 855,900 shares had been granted under the Inducement Plan. The Inducement Plan was retired on June 29, 2022.

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

In July 2022, the Company issued 544,300 restricted stock unit awards (“RSUs”) under the 2022 Plan. Each RSU represents the contingent right to receive one share of common stock. Fifty percent of the shares underlying the RSUs will vest on the first anniversary of the RSU grant date, and the remaining 50% will vest on the second anniversary of the RSU grant date. The grant date fair value was $5.39 per RSU.

The weighted-average fair value of the options granted during the three months ended September 30, 2022 and 2021 was estimated to be $4.40 and $8.52, respectively per option share. The weighted-average fair value of the options granted during the nine months ended September 30, 2022 and 2021 was estimated to be $3.49 and $7.72, respectively, per option share.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2022, total unrecognized compensation expense was $33,408,400, which will be recognized over a weighted average period of 2.77 years.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
General and administrative	$1,571,600	$1,313,300	$4,309,200	$3,224,600
Research and development	988,600	527,300	2,559,100	1,219,400
Sales and marketing	638,400	444,800	1,765,500	1,066,400
Total	$3,198,600	$2,285,400	$8,633,800	$5,510,400

6. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	September 30,	December 31,
	2022	2021
Raw materials inventory	$5,237,700	$2,684,100
Finished goods inventory	2,673,900	2,520,500
Total inventory	$7,911,600	$5,204,600

The Company determined that no allowance for inventory obsolescence was necessary at September 30, 2022 or December 31, 2021.

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Leasehold improvements	$14,208,800	$641,400
Furniture and equipment	7,705,300	4,914,500
Instruments	3,312,300	3,208,900
Internal-use software	2,852,000	2,125,600
Construction and internal-use software in process	515,500	1,163,200
Accumulated depreciation and amortization	(5,605,700)	(4,372,400)
Property and equipment, net	$22,988,200	$7,681,200

During the nine months ended September 30, 2022 and 2021, the Company transferred $173,700 and $467,600, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and nine months ended September 30, 2022, the Company incurred depreciation and amortization expense of $743,300 and $1,778,300, respectively. For the three and nine months ended September 30, 2021, the Company incurred depreciation and amortization expense of $366,000 and $1,007,400, respectively.

7.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at September 30, 2022 and December 31, 2021.

The following table presents the activity for the warrant for the three and nine months ended September 30, 2021:

	Mark-to-market liabilities – warrant
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Balance, beginning of period	$799,400	$441,200
Change in fair value	287,200	645,400
Exercise of warrant	(1,086,600)	(1,086,600)
Balance, end of period	$—	$—

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

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities and government agency bonds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three and nine months ended September 30, 2022 or 2021.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$28,703,000	$—	$—	$28,703,000
Commercial paper	Cash equivalents	12,958,100	4,000	—	12,962,100
Commercial paper	Short-term investments	161,193,400	—	(59,700)	161,133,700
Corporate debt	Short-term investments	5,771,300	—	(55,000)	5,716,300
US Treasury securities and government agency bonds	Short-term investments	22,900,600	—	(160,400)	22,740,200
Total cash equivalents and short-term investments		$231,526,400	$4,000	$(275,100)	$231,255,300

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$19,341,500	$—	$—	$19,341,500
Commercial paper	Cash equivalents	25,492,200	4,400	—	25,496,600
Corporate debt	Short-term investments	4,909,200	—	(1,800)	4,907,400
Commercial paper	Short‑term investments	202,352,200	22,900	—	202,375,100
Total cash equivalents and short-term investments		$252,095,100	$27,300	$(1,800)	$252,120,600

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the nine months ended September 30, 2022 and 2021.

8.  Commitments and Contingencies

Operating Leases

The Company is a party to various leases for office, laboratory and other space. One portion of leased space was a direct lease (the “Original Headquarters Lease”) which was originally scheduled to expire in October 2023. The Company notified the landlord of its intent to early terminate the Original Headquarters Lease on June 9, 2022.  The Company was also a sublessee of the certain additional space (the “Original Headquarters Subleases”) that was  originally scheduled to expire in October 2023 all of which was terminated on various dates between June and August 2022.

A member of the Company’s Board of Directors is the Chief Executive Officer and a member of the board of directors of the sublandlord under the Original Headquarters Subleases, and the Company’s Chairman is also a member of the sublandlord’s board of directors. The Company’s rent payments to the sublandlord totaled $31,600 and $159,600 in the three months ended September 30, 2022 and 2021, respectively, and $287,500 and $477,900 in the nine months ended September 30, 2022 and 2021, respectively.

In May 2021, the Company entered into a lease for its new headquarters (the “2021 New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The 2021 New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 will commence no later than June 30, 2023. The current lease term for all phases will expire on August 31, 2035. The Company designed and constructed the leasehold improvements with the approval of the landlord. The 2021 New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of September 30, 2022, the Company had received TIA reimbursements of $3.5 million, and had outstanding invoices for TIA reimbursement totaling $0.8 million. Under the 2021 New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the 2021 New Headquarters Lease are $29.6 million over the lease term.

Finance Leases

In August 2021, the Company exercised its purchase option under a finance lease and acquired the associated leased laboratory equipment. At September 30, 2022 and December 31, 2021, the Company had no right-of-use finance asset or lease liability.

All Leases

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of right-of-use asset	$—	$7,900	$—	$55,600
Interest expense	—	900	—	7,000
Operating lease cost	398,800	174,200	1,264,900	521,100
Short-term lease cost	12,100	12,200	36,300	31,100
Variable lease cost	141,500	75,600	356,500	226,800
Total lease cost	$552,400	$270,800	$1,657,700	$841,600

	As of September 30,	As of December 31,
	2022	2021
Operating leases
Assets:
Operating lease right-of-use assets	$9,952,300	$5,689,300
Liabilities
Current portion of operating lease liabilities	$152,200	$527,200
Operating lease liabilities, net of current portion	14,871,800	5,154,900
Total operating lease liabilities	$15,024,000	$5,682,100
Other information
Weighted-average remaining lease term (in years)	12.9	11.7
Weighted-average discount rate	6.5%	6.6%

As of September 30, 2022, maturities of lease liabilities that had commenced prior to September 30, 2022 were as follows:

Operating Leases

Remainder of 2022	$102,700
2023	1,226,700
2024	1,734,500
2025	1,777,700
2026 and thereafter	19,653,100
Total undiscounted lease payments	24,494,700
Discount factor	(8,556,900)
Present value of lease liabilities	$15,937,800

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described in “Risk Factors Summary” and elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expected future growth and the success of our business model;
●	the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);
●	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
●	the rate and degree of market acceptance of our products within the cell engineering market;
●	the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;
●	our ability to expand our customer base and enter into additional SPLs;
●	our ability to accurately forecast and manufacture appropriate quantities of our products to meet commercial demand;
●	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
●	our ability to maintain our FDA Master File and Master Files and Technical Files in other countries and expand Master and Technical Files into additional countries;
●	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
●	the development, regulatory approval, and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
●	our ability to retain and hire senior management and key personnel;

●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our financial performance and capital requirements;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	our use of available capital resources.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors Summary” in this report and under the caption “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes three instruments, which we call the ATx, STx and GTx, respectively, as well as a portfolio of proprietary related disposables and consumables. We have also introduced the ExPERT VLx instrument for very large-scale cell engineering, which was made available for sale beginning in December 2021. Our disposables and consumables include processing assemblies, or PAs, designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 145 granted U.S. and foreign patents and more than 90 pending patent applications worldwide.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $31.8 million and incurred a net loss of $18.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $133.0 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales and field application scientist teams, scaling our manufacturing operations, and research and development efforts to develop new products and further enhance our existing products. Further, we expect to incur additional costs associated with operating as a public company in the United States.

Impact of COVID-19 and Geopolitical Issues on Our Business

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

We continue to monitor the impact of geopolitical tensions, in particular the conflict between Russia and Ukraine, the potential for supply chain disruptions, and energy markets.  In light of these risks, we have taken measures to increase our inventory levels to mitigate possible future supply disruptions.  While we cannot predict the impact of these risks, we continue to monitor possible impacts on our operations and take precautionary measures to mitigate possible negative effects that we deem appropriate.

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument sales and leases and disposables sales as well as downstream economics on our partners’ programs (both pre- and post-commercial). In the first three months of 2022, we signed an SPL agreement with Intima Bioscience. In July 2022, we signed an SPL agreement with LG Chem, our first SPL with a South Korean company. In September 2022, we signed an SPL agreement with Vertex Pharmaceuticals (“Vertex”) for the development of a therapeutic candidate that was previously the subject of our  current SPL agreement with CRISPR Therapeutics (“CRISPR”). We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we expect to sign additional SPL agreements in the future.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2022	2021

	(in thousands)

Total revenue	$10,643	$10,139
Cost of goods sold	1,369	944
Gross profit	9,274	9,195
Operating expense
Research and development	5,325	2,747
Sales and marketing	4,507	3,212
General and administrative	6,444	5,347
Depreciation and amortization	710	333
Total operating expense	16,986	11,638
Operating loss	(7,712)	(2,443)
Other income (expense)
Interest and other expense	(116)	(289)
Interest and other income	1,394	52
Total other income (expense)	1,278	(238)
Net loss	$(6,434)	$(2,680)

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

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$7,898	$6,226	$1,672	27%
Drug discovery	1,991	1,909	82	4%
Program-related	754	2,004	(1,250)	(62%)
Total revenue	$10,643	$10,139	$504	5%

Total revenue for the three months ended September 30, 2022 was $10.6 million, an increase of $0.5 million, or 5%, compared to revenue of $10.1 million during the three months ended September 30, 2021.

Our overall increase in revenue was primarily driven by revenue growth in the cell therapy market, primarily from growing instrument sales and licenses and disposables sales, partially offset by a decrease in program-related revenue. In the cell therapy market, revenue from disposable sales increased by $1.3 million, while instrument sales and licenses increased by $0.4 million. Cell therapy revenue growth resulted primarily from new and existing customers and the continued progression of our cell therapy partners’ therapeutic development programs. The $1.3 million decrease in program-related revenues resulted from expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grows.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and leases and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers to continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we expect new customers to continue to emerge and contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue will fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress and our dependence on the program decisions of our partners.

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

During the three months ended September 30, 2022, gross margin was 87%, compared to 91% in the same period of 2021. The decrease in gross margin was principally due to changes in the overall mix of product revenues (program-related revenues, processing assemblies, instrument sales and leases). Excluding program-related revenues, gross margin was 86%, compared to 88% in the same period of 2021. Our margins depend on the revenue mix from instruments, PAs and milestones under SPLs. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,369	$944	$425	45%
Gross profit	$9,274	$9,195	$79	1%
Gross margin	87%	91%

Cost of goods sold increased by $0.4 million, or 45%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased slightly for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by increased revenue from instrument and disposable sales and licensed instruments, partially offset by decreased program-related revenue.

We expect that our cost of goods sold will generally increase or decrease as our instrument and disposables revenue increases or decreases. We expect our gross margin to benefit from realization of program-related revenue from our SPL agreements, to the extent that such revenue grows to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$5,325	$2,747	$2,578	94%

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

Research and development expenses increased by $2.6 million, or 94%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by a $1.0 million increase in compensation expenses as a result of increases in headcount, a $0.6 million increase in lab expense and product development costs, a $0.5 million increase in stock-based compensation, and a $0.3 million increase in occupancy expense.

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

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$4,507	$3,212	$1,295	40%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $1.3 million, or 40%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by a $0.7 million increase in compensation expenses as a result of increases in headcount, a $0.5 million increase in marketing and travel expense, and a $0.2 million increase in stock-based compensation.

We expect our sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$6,444	$5,347	$1,097	21%

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

General and administrative expense increased by $1.1 million, or 21%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by a $0.5 million increase in compensation expense associated with headcount and salary increases, a $0.3 million increase in stock-based compensation and a $0.2 million increase in occupancy expenses.

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

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$710	$333	$377	113%

Depreciation and amortization expense increased by $0.4 million, or 113%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by increases in leasehold improvements and investments in laboratory equipment.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$116	$289	$(173)	(60%)
Interest and other income	1,394	52	1,343	NM

Interest and other expense decreased by $0.2 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. We did not incur interest expense for the three months ended September 30, 2022 as we currently have no indebtedness. The other expense incurred during the three months ended September 30, 2022 was related to a write-off of leasehold improvements due to early termination of prior facility subleases.  Interest and other expense for the three months ended September 30, 2021 consisted of MidCap warrant valuation adjustments.

Interest and other income represents interest on our cash balances and short-term investments, which increased by $1.3 million for the three months ended September 30, 2022. The increase was primarily driven by the significantly higher weighted average balance of short-term investments resulting from the IPO proceeds received in August 2021 and recent interest rate increases.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Total revenue	$31,838	$23,742
Cost of goods sold	3,552	2,422
Gross profit	28,286	21,321
Operating expense
Research and development	13,786	12,027
Sales and marketing	13,276	8,914
General and administrative	20,180	12,646
Depreciation and amortization	1,654	968
Total operating expense	48,896	34,554
Operating loss	(20,610)	(13,233)
Other income (expense)
Interest and other expense	(116)	(1,044)
Interest and other income	1,965	70
Total other income (expense)	1,849	(974)
Net loss	$(18,761)	$(14,208)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$23,002	$15,721	$7,281	46%
Drug discovery	6,074	5,510	564	10%
Program-related	2,762	2,512	250	10%
Total revenue	$31,838	$23,742	$8,096	34%

Total revenue for the nine months ended September 30, 2022 was $31.8 million, an increase of $8.1 million, or 34%, compared to revenue of $23.7 million during the nine months ended September 30, 2021.

Our overall increase in revenue for the nine months ended September 30, 2022 was driven by revenue growth in the cell therapy market, primarily from growing instrument sales and licenses and disposable sales, and increases in disposables sales to drug discovery customers. In the cell therapy market, revenue from instrument sales and licenses of instruments increased by $3.5 million, which was primarily due to continued high levels of capital invested or held in companies operating in our target markets, while disposables sales increased by $3.6 million as a result of the continued progression of our cell therapy partners’ clinical development programs. In the drug discovery market, the $0.6 million revenue increase was primarily driven by sales of disposables. The $0.3 million increase in program-related revenues resulted from expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$3,552	$2,422	$1,130	47%
Gross profit	$28,286	$21,321	$6,965	33%
Gross margin	89%	90%

Cost of goods sold increased by $1.1 million, or 47%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $7.0 million, or 33%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by increased revenue from instrument and disposables sales and licensed instruments.

During the nine months ended September 30, 2022, gross margin was 89%, compared to 90% in the same period of 2021. Excluding program-related revenues, gross margin was 88%, compared to 89% in the same period of 2021. The decrease in gross margin was principally due to changes in the overall mix of product revenues (processing assemblies, instrument sales and leases and program related revenues).

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$13,786	$12,027	$1,759	15%

Research and development expenses increased by $1.8 million, or 15%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by a $2.2 million increase in compensation expenses associated with headcount increases, a $1.4 million increase in stock-based compensation, a $1.1 million increase in lab supplies expenses and product development costs, a $0.4 million increase in travel expenses, a $0.4 million increase in occupancy expense, and a $0.2 million increase in professional service costs, partially offset by a $4.4 million decrease in CARMA expenses as a result of the wind-down of our CARMA operations in 2021.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$13,276	$8,914	$4,363	49%

Sales and marketing expenses increased by $4.4 million, or 49%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by a $2.1 million increase in compensation expenses as a result of increases in headcount and commissions on sales, a $1.6 million increase in marketing and travel expenses, and a $0.7 million increase in stock-based compensation.

General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$20,180	$12,646	$7,534	60%

General and administrative expense increased by $7.5 million, or 60%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by a $2.5 million increase in compensation expense associated with headcount and salary increases, a $2.3 million increase in expense associated with the costs of our common stock being listed on the Nasdaq stock exchange including insurance and related legal expenses, a $1.1 million increase in stock-based compensation and a $1.3 million increase in occupancy and general expenses.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,654	$968	$687	71%

Depreciation and amortization expense increased by $0.7 million, or 71%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by increases in leasehold improvements and investments in laboratory equipment and instruments.

Interest and Other Income (Expense)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$116	$1,044	$(928)	(89%)
Interest and other income	1,965	70	1,895	NM

Interest and other expense decreased by $0.9 million, or 89%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily driven by the repayment of the MidCap loan in March 2021 and the settlement of a warrant in August 2021, which resulted in us no longer incurring interest expense on indebtedness or warrant fair value adjustments. The increase of $1.9 million in interest and other income was primarily driven by significantly higher average balance of short-term investments resulting from the IPO proceeds received in August 2021 and increases in interest rates during 2022.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2022, we incurred a net loss of $18.8 million. As of September 30, 2022, we had an accumulated deficit of $133.1 million. To date, we have funded our operations primarily with proceeds from sales of common stock, including our IPO in 2021, as well as borrowings under loan agreements and from revenues associated with sales and licenses of our products to customers. As of September 30, 2022, we had cash and cash equivalents and short-term investments of $232.9 million.

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

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

●	transaction and capital expenditures necessitated by strategic activities;
●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
●	sales to existing and new customers and the progress of our SPL partners in developing their pipelines of product candidates;
●	our ability to enter into additional SPLs and licenses for clinical use of our platform in the future;
●	changes in the amount of capital available to existing and emerging customers in our target markets;
●	the effect of competing technological and market developments; and
●	the level of our selling, general and administrative expenses.

If we are unable to execute on our business plan and adequately fund operations, or if our business plans require a level of spending in excess of cash resources, we will have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, we may have to delay development or commercialization of future products. We also may have to reduce marketing, customer support or other resources devoted to our existing products.

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(8,697)	$(9,719)
Investing activities	2,272	(183,575)
Financing activities	1,663	233,513
Net (decrease) increase in cash and cash equivalents	$(4,762)	$40,218

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $8.7 million, and consisted primarily of our net loss of $18.8 million, offset in part by net non-cash expenses of $9.4 million, including stock-based compensation of $8.6 million, depreciation and amortization expenses of $1.8 million and amortization of discounts on investments of $1.2 million. We also had net cash inflows of $0.6 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $5.1 million and an increase in accounts payable and accrued expenses of $1.2 million, partially offset by a $2.9 million increase in inventory, a $0.9 million increase in other assets, a $0.8 million increase in TIA receivable, a $0.6 million increase in accounts receivable, and a $0.6 million decrease in deferred revenue.

Net cash used in operating activities for the nine months ended September 30, 2021 was $9.7 million, and consisted primarily of our net loss of $14.2 million, offset in part by net non-cash expenses of $7.2 million, including stock-based compensation of $5.5 million, warrant liability fair value adjustments of $0.6 million, and depreciation and amortization expenses of $1.0 million. We also had net cash outflows of $2.7 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue (consisting primarily of unrecognized instrument license revenue) of $1.5 million and a decrease in the net effect of our right-of-use assets and lease liabilities of $0.2 million, partially offset by a $2.5 million increase in prepaid expenses (other current assets), a $0.4 million decrease in accounts payable and accrued expenses, a $0.8 million increase in accounts receivable, a $0.3 million increase in inventory and a $0.3 million increase in other non-current assets.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2022 was $2.3 million, which was primarily attributable to maturities of short-term marketable securities of $232.1 million, partially offset by purchases of short-term marketable securities of $213.5 million, capitalized lease-related construction expenses of $13.4 million, purchases of equipment of $1.9 million and capitalized construction-in-process of $1.0 million. Purchases and sales of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Net cash used in investing activities during the nine months ended September 30, 2021 was $183.6 million, which was primarily attributable to net purchases of short-term marketable securities of $180.9 million, as well as purchases of property and equipment of $0.9 million, capitalized new product development costs of $1.5 million and capitalized lease-related expenses of $0.3 million. Purchases of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy for which preservation of principal is its primary objective.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.7 million, which was attributable to the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $233.5 million, which was primarily attributable to net proceeds of $236.1 million, including $51.8 million from the issuance of common stock in the first quarter and $184.3 million from our Nasdaq IPO in the third quarter of 2021, and proceeds of $2.4 million from the exercise of stock options, partially offset by the repayment of the MidCap loan of $4.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2022 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022, and the lease term expires on August 31, 2035. We designed and constructed the leasehold improvements with the approval of the landlord. The landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the lease agreement are $29.6 million through the lease term. We expect to be able to fund our obligations under the new lease, both in the short term and in the long term, from cash on hand and operating cash flows.

In June 2021, we exercised our option to early terminate one of our office space lease arrangements, which occurred in June 2022.

In August 2021, we terminated a finance lease and as of September 30, 2022, we do not have any finance lease obligations.

In June 2022, we exercised our option to early terminate our remaining subleased office, laboratory, manufacturing and other spaces, which became effective in July and August 2022. These subleases previously had expiration dates in October 2023.

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

We will remain an EGC until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a “large accelerated filer” under SEC rules.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. The primary objectives of our investment approach are to preserve principal and provide liquidity. As of September 30, 2022, we held money market fund securities and cash equivalents of $28.7 million, cash equivalent commercial paper of $13.0 million, short-term commercial paper of $161.1 million, U.S. Treasury securities and government agency bonds of $22.7 million and short-term corporate debt of $5.7 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A hypothetical 10% change in the level of market interest rates would not have a material effect on our business, financial condition or results of operations because of the short-term nature of these instruments.

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

Inflation Risk

We do not believe that inflation and changing prices have had a significant impact on our results of operations for any periods presented herein. We will continue to monitor the impacts of inflation on our cost of inventory.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-25781	3.1	July 26, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: November 9, 2022	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: November 9, 2022	By:	/s/ Ron Holtz
	Name:	Ron Holtz
	Title:	Chief Financial Officer (Principal Financial Officer)