Form 10-K
period 2022-12-31
MAXCYTE, INC.
filed 2023-03-15
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s common stock of $4.73, as reported by the Nasdaq Global Select Market as of that date, was approximately $408.8 million.

As of March 8, 2023, the registrant had 102,904,745 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2023 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in this Annual Report on Form 10-K. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

●	We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our instruments, as well as sales of single-use disposable processing assemblies (“PAs”), which require a substantial sales cycle and are prone to quarterly fluctuations in revenue, as well as revenues earned based upon customer clinical development progress events which are outside of our control and highly variable from period to period.
●	Our business is dependent on adoption of our products by biopharmaceutical companies and academic institutions for their research and development activities focused on cell-based therapeutics. If biopharmaceutical companies and academic institutions are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
●	We may be unable to compete successfully against our existing or future competitors.
●	If we cannot maintain and expand current partnerships and enter into new partnerships, that generate marketed licensed products, our business could be adversely affected.
●	The failure of our partners to meet their contractual obligations to us could adversely affect our business.
●	Our partners may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could negatively impact the value of our company.
●	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
●	We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
●	We depend on continued supply of high quality components and raw materials for our ExPERT™ instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.
●	We have limited experience manufacturing our PAs and may be unable to manufacture our PAs in high-quality commercial quantities successfully and consistently to meet demand, which could limit our growth.
●	Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
●	If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.
●	New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all.
●	Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could harm our reputation, increase our costs and reduce our sales. If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, our operating results, reputation and business will suffer.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Our FDA Master File, and equivalent Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our partners to expedite their cellular therapies into and through the clinic. Delays in filing or obtaining (as applicable in a given jurisdiction), or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our partners if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact references to our FDA Master File and Technical Files by our partners.
●	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
●	Our partners may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expected future growth and the success of our business model;

•the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);

•	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;

•the rate and degree of market acceptance of our products within the cell engineering market;

•the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;

•our ability to expand our customer base and enter into additional SPL partnerships;

•	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
•	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
•	our expectation that partners will have access to capital markets to develop and commercialize their cell therapy programs;
•	our ability to maintain our FDA Master File and Master Files and Technical Files in other countries and expand Master and Technical Files into additional countries;
•	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	the development, regulatory approval, and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
•	our ability to retain and hire senior management and key personnel;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act (as defined below);
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our financial performance and capital requirements;
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

You should read this Annual Report on Form 10-K and the documents that we file from time to time with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

PART I

Item 1. Business

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development and commercialization of next-generation cell therapeutics and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® platform, which facilitates complex engineering of a wide variety of cells.

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

Cell therapy has emerged as one of the fastest growing and most promising treatment modalities to address a host of human diseases. The recent success of multiple U.S. Food and Drug Administration (the “FDA”) approved cell therapies providing long-lasting amelioration of symptoms or presence of disease has catalyzed tremendous investment—leading to exponential growth in cell-based therapies being evaluated for therapeutic applications. The Alliance for Regenerative Medicine (“ARM”), an international advocacy organization, estimates that the regenerative medicine sector, which consists of gene, cell, and tissue-based therapeutic developers raised an aggregate of $12.6 billion in 2022 and that, as of January 2023, there were more than 2,220 active clinical trials focused on regenerative and advanced medicine, which includes gene therapy, cell-based immuno-oncology, cell therapy and tissue engineering.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes four instruments, which we call the ATx™, STx™, GTx™ and VLx™, as well as a portfolio of proprietary related disposables and consumables. We launched the ExPERT VLx™ instrument for very large-scale cell engineering in September 2022. Our disposables and consumables include PAs designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 150 granted U.S. and foreign patents and more than 95 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health (“NIH”), our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and 20 of the top 25, pharmaceutical companies based on 2021 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research.

Our Competitive Strengths

We believe our industry leadership position and continued growth will be driven by the following competitive strengths:

•	Proprietary technology platform that unlocks the significant potential of cell-based therapeutics. We built our ExPERT platform to advance the growing demands for non-viral delivery and next-generation cell and gene engineering approaches. Our ExPERT platform enables delivery of almost any molecule into almost any cell type. We believe our ExPERT platform leads the industry in performance, as measured by consistency, efficiency, viability, flexibility and scale. Our ExPERT platform is further supported by a robust intellectual property portfolio.
•	Comprehensive, high-performance transfection platform. We believe our ExPERT platform offers a unique value proposition given the flexibility to scale up from research to current good manufacturing practices (“cGMP”) manufacturing on a single platform— enabling the engineering of cells ranging from tens of thousands of cells to more than tens of billions of cells in a single transfection run taking 30 minutes or less. Our long-term internal engineering expertise is supplemented by our customer focused approach—with a growing application scientist team working with our customers across increasingly diverse applications.
•	Recognition as a leader in the large and growing next-generation cell therapy market with the ability to capitalize on rising demand for non-viral approaches. We believe we are well positioned to increase our market share within the large and growing next-generation cell therapy market. Since the FDA approved the first engineered CAR-T cell therapies to treat blood-based cancers in 2017, the number of cell therapy candidates being evaluated pre-clinically and clinically has grown exponentially. We expect growth to continue given the remaining high unmet medical need in cancer and other chronic conditions and predict increased investments in cell therapy product development across a variety of human diseases. We expect to grow our market share given the high performance of our platform and the ongoing adoption of non-viral delivery as the industry has trended towards developing advanced cell-based therapies with complex engineering strategies to improve efficacy, reduce time to patient treatment and expand into new indications.
•	Innovative partnership business model focused on value creation and shared success. Our SPL partnerships allow us to participate in the value creation of our customers’ programs via precommercial milestones and in nearly all cases commercial sales-based payments. We intend to continue to build a portfolio of strategic partnerships with cell therapy developers, which provide us with a growing, diversified source of annual licenses and potential downstream revenue.

In addition to the high performance and flexibility of the ExPERT platform, we believe our partnership model further reduces clinical risk and development timelines for our cell therapy partners. By entering into SPL partnerships with us, for example, our partners gain access to our FDA Master File to support their IND-enabling studies and potentially shorten clinical development. Our FDA Master File, which is a submission to the FDA with confidential detailed information about our products, methods, processes and data, was originally established in 2002 and has been continuously updated as platform improvements are implemented to support different applications and cell types. The FDA Master File and equivalent Technical Files in other countries can be referenced by our partners to support their own regulatory submissions with the goal of accelerating regulatory submissions processes for our partners. To date, our FDA Master File and Technical Files have been referenced by our customers in over 40 clinical trials.

•	Recurring revenue model provides high visibility, with drivers of potential long-term upside. Our business model enables us to generate substantial revenue from five sources: sales of instruments, disposables and consumables to new customers; additional sales of instruments, disposables and consumables to our existing installed base; annual instrument license fees from cell therapy customers; potential precommercial milestones under SPL partnerships; and potential commercial sales-based payments under SPL partnerships. We generate recurring revenue from our ExPERT instrumentation licenses, as well as disposables and consumables (or buffer) sales, which provides high visibility into future near-term revenue. In addition to recurring revenue, we have the potential to receive meaningful precommercial and commercial payments under SPL partnerships as our customers achieve success in advancing programs through the clinic and into the commercial stage. In aggregate, given our SPLs entered into to-date, we have the potential to receive over $1.55 billion in precommercial milestone payments, if all of the programs were to be granted regulatory approvals.
•	Leadership team and workforce with deep domain knowledge. Our management team combines strong and broad subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of scientific, engineering, regulatory and business disciplines. We have supplemented our diverse technical experience by assembling a deep operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe the team we have assembled with talent from multiple disciplines and a science- and customer-focused culture represents a significant competitive advantage for us. As of December 31, 2022, of our 125 full-time employees, 68 have advanced degrees including 25 with Ph.D. degrees.

Our Technology Platform

The foundation of our technology is our proprietary and patented Flow Electroporation platform, which we have developed and optimized for more than 20 years. Electroporation, or electro-permeabilization, leverages the fundamental properties of cell membranes, the ability to create reversible permeability in the presence of an electric charge, as a universal method to introduce foreign molecules, or transfect, eukaryotic cells, which are cells with a cell membrane and nucleus. Electroporation can be applied to almost any eukaryotic cell type to deliver a broad range of molecules, including DNA, human messenger RNA (“mRNA”), siRNA and proteins. Our proprietary Flow Electroporation platform is fully scalable and can support small-scale research and development through large-scale cell engineering for development of commercial therapeutics.

Our technology platform is marketed under the ExPERT brand, the elements of which are depicted in the graphic above. The value of our ExPERT brand starts with Efficiency—with high delivery Efficiency, users can achieve Potency, with high Potency, users improve their chances of therapeutic Efficacy, and if this can be repeated, Reproducibly from patient to patient, users have a successful Therapy. By delivering high efficiency at any scale, the ExPERT platform is designed to improve our customer’s ability to achieve the required therapeutic index, enabling accelerated, cost-efficient translation of complex cellular therapies from research to the clinic.

Our ExPERT platform consists of four instruments, the ATx, STx, GTx and VLx, which use a broad range of PAs, or disposables, of different volumes to enable scalable electroporation from tens of thousands to billions of cells to facilitate the translation of complex cellular therapies from concept to the clinic, in support of the intended therapeutic commercialization. Our family of instruments and disposables have been designed to support scale-up for cell therapy development, as shown in the picture below.

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

We believe our ExPERT platform offers a compelling value proposition to our academic and biopharmaceutical customers due to: (i) the ability to use our technology to deliver almost any molecule into almost any cell type, including hard-to-transfect human primary cells, while maintaining high cell viability and function; (ii) the capacity to introduce larger and more diverse molecules, as well as multiple payloads, which exceeds the capabilities of other intracellular delivery technologies, such as viral vectors; and (iii) the flexibility to scale up from research to cGMP, manufacturing on a single platform—enabling the engineering of cells ranging from tens of thousands of cells to tens of billions of cells in a single transfection run in 30 minutes or less.

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

Our ExPERT technology platform is being used in the clinic to support the development of next-generation cell therapy approaches to treat human disease. Following the successful clinical development leading to FDA approvals of CAR-T cell therapies in blood-based cancers, developers have focused on improving efficacy, lowering the cost of manufacturing and/or expanding engineered cell therapies into new indications, such as solid tumors, as well as autoimmune and neurogenerative diseases. To address these goals, the ex vivo cell therapy industry has trended towards developing more complex therapies that require sophisticated engineering and gene manipulation as well as the use of different starting cell types.

In addition, we are committed to continued research and development investments in technology and scientific innovation to maintain our market leadership position.

Our Industry Background

As the cell therapy market continues to evolve, more complex approaches are being deployed to improve efficacy, reduce time to treat patients and expand the application of cell therapy to additional indications. The use of viral vectors carries several challenges, however, especially given the increase in complexity of these “next-generation” ex vivo cell therapy approaches, such as:

•	Viral payload limitations. Many methods of gene manipulation require insertion of relatively large molecules, including proteins such as CAS9 RNP for CRISPR or plasmids. Viral vectors, particularly Adeno-Associated Virus (“AAV”), have fundamental payload capacity limitations, curtailing their utility for complex engineering systems. Additionally, the industry has continued to shift to using complex molecules including combination of proteins and mRNA which cannot be delivered by viral means.
•	Concerns around toxicity. Given viruses used in gene therapy by default infect human cells, there continue to be questions around the safety profile associated with viruses. In particular, there are concerns over the potential for random integration of lentivirus and the widespread presence of neutralizing antibodies against many AAV serotypes used in gene therapies.
•	Costs and time to market. Concerns exist regarding viral vector manufacturing capacity and the cost associated with viral development and manufacturing. Additional bottlenecks arise from demand for viral approaches, which has led to subsequent demand for cGMP plasmids. Furthermore, vein-to-vein manufacturing times remain high and efficiencies are needed to deliver cell therapeutic medicines to patients faster.

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

Our platform’s ability to engineer a diversity of cell types (including CAR-T, chimeric antigen receptor Natural Killer cells (“CAR-NK/NK”), T cell receptor (“TCR”) and stem cells) and cell sources (autologous and allogeneic) enhances our opportunity by potentially providing SPL partnership revenues regardless of which approaches advance in the coming years. Additionally, our instruments and platform have been used in over 40 clinical trials to date for drugs being developed to treat a variety of indications, from hematological malignancies to solid tumors to inherited genetic disorders. We believe that the increasing number of publications highlighting the performance of our platform compared to other electroporation, transfection and transduction approaches will continue to drive acceptance of our products in the cellular engineering market segments.

In addition to sales of our instruments, as part of our business model we enter into the following types of instrument license agreements with our customers:

Research Licenses

Research licenses are agreements we have entered into with customers (which could be academic institutions or commercial entities), which provide access to the use of our instruments for preclinical research-only purposes, without the rights or ability to produce material for use in the clinic. Research licenses provide the customer with the ability to use the platform for research in exchange for a non-refundable, annual lease payment of typically $150,000 per instrument per year, or in certain circumstances under a sale of an instrument to a cell therapy user. We have entered into many research licenses to-date, either as (i) stand-alone research license agreements, (ii) research and clinical license agreements that do not have associated commercial rights or (iii) under an SPL partnership, which allows a customer to use the instrument for clinical development and potential commercial sale of a therapeutic product. Research licenses under a stand-alone research license agreement (as well as instruments purchased for research use) could represent opportunities for future SPL partnerships.

Clinical Licenses

Clinical licenses are agreements with academic institutions or commercial entities that provide access to the use of our instruments for the clinical evaluation and development of a therapeutic product intended for human use. In a clinical license, we retain title to the instrument and provide the customer with the ability to reference our FDA Master File (and international equivalents), use the platform for production of clinical material for human clinical use, as well as access to our application scientist team, all in exchange for an annual lease payment that typically approximates $250,000 per instrument per year for commercial customers. Academic clinical licenses can represent opportunities for future SPL partnerships to the extent that commercial entities seek and obtain rights to such programs from the academic institution.

Strategic Platform Licenses (SPLs)

Given our value proposition in non-viral delivery, we have established strategic relationships in the form of SPL partnerships with a growing number of leading cell therapy developers as they work to bring next-generation cell therapies into and through the clinic and advance those candidates to potential commercialization.

Under these SPL partnerships and other license agreements with our customers, we retain title to the licensed instrument and associated intellectual property, and in exchange for an annual license fee per instrument, we provide our customers with non-exclusive access, for a defined field of use to our:

•	cGMP-compatible platform, which enables early-optimization and scale-up from pre-clinical research into clinical development using our intellectual property portfolio;
•	FDA Master File and Technical Files, which may accelerate and streamline development and reduce regulatory risk in the creation and development of our partners’ therapeutic drug candidates;
•	experienced team of sales personnel and application scientists who work directly with our customers to solve cell engineering problems; and
•	continuous know-how and cell engineering process improvements.

In return, these SPL partnerships provide us with the ability to receive downstream program-related precommercial milestone payments and, in most cases, commercial sales-based payments. In addition, from our SPL partnership customers, we receive both annual research and clinical license fees as well as payments from sales of our proprietary disposables as recurring revenue streams. Given growth in the cell therapy pipeline and increased investment in the space, we estimate that the number of potential SPL partnerships for us will continue to grow significantly, based on our estimates of growth in the cell therapy pipeline, growth in the number of therapeutic delivery entrants into the market and ongoing shift in the industry to non-viral delivery.

Our customer relationships may evolve to an SPL partnership after the customer’s drug candidate optimization and verification process nears completion and the clinical process development stage begins. Specifically, if a customer wishes to use our products in the clinical phase of process development, they will need to enter into an SPL partnership, as a customer must obtain clinical rights to perform clinical process development, including for engineering runs. Customer discussion for an SPL partnership can take place any time during our engagement.

Our SPL customers typically pay an annual license fee per instrument per year for a research license (for preclinical use) or per instrument per year for a clinical license (for clinical or commercial use) or in certain circumstances may purchase an instrument for research use. Partners also purchase associated single-use disposables and consumables as needed. Our SPL partners also commit to pay precommercial milestone payments for each therapeutic licensed under the agreement and produced using our platform, as they achieve key precommercial clinical development events (including, for example, IND filing, dosing of an agreed number of patients in a Phase 1 clinical trial, initiating a pivotal clinical trial, and Biologics License applications (“BLA”) approvals in specified regions). Almost all of our SPL partnerships also include a commitment to pay us post-approval sales-based payments for commercialized therapeutics.

We view our ability to sign SPL partnerships as a key measure of our success in partnering with leading therapeutic developers in the clinic, which then supports the performance of our platform.

The following graphic is an example of typical single-product revenues from a representative SPL partnership:

Our SPL partnerships and research and clinical licenses may be terminated at the option of our customers at any time. Annual instrument lease fees are non-refundable and customers may not use our instruments or process assemblies after terminating their agreement with us. We retain title to the leased instrument in each of our licenses. Upon contract termination, our customers would be responsible for any further clinical studies or data development that regulators may require to allow a change in their cell engineering methodology. We have entered into 19 SPL partnerships with commercial cell therapy developers and, to date, none of our SPL partnership licensees has ever terminated their contract with us.

Of the over 125 potential programs allowed under our current SPL partnerships, 16 are active in the clinic, meaning they have at least an FDA-cleared investigational new drug application (“IND”). An IND is a request for authorization from the FDA to administer a therapeutic being investigated in humans in a clinical research setting. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. Clinical trials then involve the administration of the investigational product to human subjects under the supervision of qualified investigators and are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

5

Our 19 SPL partnerships have the potential to generate over $1.55 billion in precommercial milestone payments if all of the licensed programs were to achieve regulatory approvals. In addition, under the SPL partnerships, we typically have the potential to receive significant, sales-based commercial payments for approved products. However, clinical development involves a lengthy and expensive process with uncertain outcomes, including the results of pre-clinical research, as well as clinical trials demonstrating product safety and efficacy, and therefore our customers may not begin or complete clinical development, or may never receive FDA or other regulatory approval for all or any product candidates covered by their SPL partnership agreements with us, in which case we will not receive the full potential precommercial milestone payments or the sales-based commercial payments or royalties contemplated by our SPL agreements.

Our Products

ExPERT Instruments

The ExPERT instrument family was designed to provide a single unifying technology that can be used from concept to clinic, with both the research and clinical versions of the instrument incorporating the same underlying technology and protocols. Our customers have a choice of three different instrument versions that are standardized on the same technology to deliver equivalent high performance—the ATx, STx and GTx, as well as a portfolio of proprietary related disposables and consumables. In September 2022, we introduced a fourth instrument, the ExPERT VLx, for large-scale cell engineering. Customers can start with the lower to medium scale research instrument (ATx) and then scale up to the clinical version (GTx) without the need for re-optimization or re-validation. The STx provides the same scale as the GTx but is used for drug discovery applications, such as preclinical monoclonal antibody production, and not for human therapeutic use. The STx is not covered by our FDA Master File or our Technical Files.

We believe these systems will also be supportive of the commercial marketing of our partners’ therapeutic products which we enable. By allowing our customers to perform their research and process optimization on a research platform and seamlessly scale to a clinically validated, cGMP environment and 21 CFR Part 11 compatible clinical platforms, significant time and cost savings can be realized.

All our instruments have been designed to provide customers with the key features required for a scalable high-performance transfection solution. Each of our ExPERT instruments are benchtop with the same small footprint and have integrated touch screens with an intuitive Graphical User Interface (“GUI”), designed for simple training and operation. To support use in the cGMP suite for clinical manufacturing, our GTx ExPERT software is network capable to enable upload of electronic batch records to a local shared drive and has a software intermediary to facilitate integration and automated data transfer to cloud-based data management solutions. We have integrated hardware and software design solutions, manufactured under cGMP, that are tailored for use in cGMP manufacturing of clinical products for advanced cellular therapies.

The following chart summarizes the features of the four ExPERT instruments:

ExPERT ATx: Research focused, static electroporation for small to medium scale transfection

Our ExPERT ATx static electroporation instrument is a research focused, high performance electroporation platform for small to medium scale transfection. The ATx instrument delivers high efficiency and viability at research scale and can utilize our range of PAs capable of transfecting from 75,000 up to 700 million cells. Additionally, our ATx instrument is compatible with all of our static PAs, which can also be used on our GTx instrument, allowing for a seamless transition to our clinical cGMP-compatible platform. The ATx is designed and used by our customers for early design of experiment and process optimization at small scale to minimize cell acquisition and reagent costs. Once optimized for the biological function with smaller numbers of cells, the process can be replicated and scaled before being transferred to the clinical platform (GTx) for eventual manufacturing in the cGMP suite or to the STx platform for drug discovery and bioprocessing applications.

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

ExPERT VLx: Designed for very large volume cell-engineering

The ExPERT VLx Large-Scale Transfection System is a cGMP compliant instrument specifically designed for very large volume cell-engineering. Using proprietary Flow Electroporation Technology, the VLx supports the ability to transfect up to 200 billion cells in less than 30 minutes—10 times the capacity of the STx and GTx. This system is designed for the rapid and large-scale production of recombinant proteins, monoclonal antibodies, viral vectors, vaccines, virus-like particles (“VLPs”), and allogeneic cell therapies. We launched the VLx under the ExPERT brand in September 2022 to provide customers with an easy to use, large-scale system that incorporates the benefits of the ExPERT platform for large-scale bioprocessing.

Disposables—Processing Assemblies (PAs)

Our range of disposable PAs is an important differentiator for us. We are not aware of any other company with the breadth and diversity of supported processing volumes that enable high efficiency electroporation flow, in single-well and multi-well formats, for use in both the research and clinical settings. We view our PA designs as one of the key contributors to the capacities, high efficiency and viability delivered by the ExPERT platform.

We have developed a broad range of PAs that are specially designed to process and electroporate the user’s chosen quantity of cells. Each PA contains two electrodes, between which a medical-grade gasket is sandwiched that has a unique well design consistent with the processing volume required and to allow maximum retrieval of cells. Our PAs are capable of electroporating cell volumes from small to large scale, in single and multi-well formats, for both research and clinical use. Cells are placed into the sample bag in large scale PAs, or into the well or wells in small scale PAs, and the

PA is then connected to the instrument for processing. The instrument touch screen allows the operator to select the desired cell protocol that encodes the electroporation parameters, select the type of PA to be used and enter any sample specific information. Once the sample information has been entered, the operator will touch the “Start Processing” icon on the user interface and the sample will be rapidly processed. Larger volumes of cells are accommodated by larger capacity PAs and a set of simple software commands through the intuitive GUI.

Our ExPERT system uses two PA designs — a static cuvette used for smaller cell volumes (from 75,000 cells up to 200 million cells) and a cartridge design that is used for both static and Flow Electroporation for larger cell volumes (700 million up to tens of billions of cells). The Flow Electroporation PA (Flow PA) allows for processing of cellular volumes ranging from 10 mL to 100 mL and up to tens of billions of cells. The Flow PA consists of bags and associated tubing, made from medical grade materials, that are connected to the electroporation cartridge. Users transfer their cells and loading molecules to the sample bag, and the pump on either the GTx or STx instrument pumps a fixed volume of cells into the cartridge chamber where they are electroporated. Once the electroporation is complete, the cells are pumped to the collection bag and the chamber is filled with the next volume of cells for electroporation. This process is repeated until the entire sample volume is processed. The maximum volume of 100 mL of cells can be processed in approximately 15–20 minutes.

Examples of our two ExPERT PA designs are shown in the pictures below:

We have conducted extensive end-user research to continue improving the design of the PAs and the range of products available. We launched the ExPERT cuvette in 2020 based on customer feedback, which incorporated a new design to improve handling and ease of use and have continued to expand the availability the ExPERT PA portfolio design. We have also expanded our portfolio of multi-well cuvettes, which reduce manual handling and improve productivity in the lab, with the launch of our R-50x8. The R-50x8 is an 8-well cuvette capable of processing up to 225,000 cells in each well. By enabling eight samples to be processed in the same cuvette, a more efficient process can be achieved by users. We expect to convert our entire portfolio of PAs to the ExPERT design by the end of 2023. We plan to continue to support customers using legacy processing assemblies until they transition to our ExPERT products.

In 2022, we added the R-20K Flow Electroporation Processing Assembly for our STx and GTx platforms, which can process between 5 mL and 20 mL sample volumes, which can accommodate between 200 million and up to 4 billion cells. The R-20K assembly will allow clients to develop therapies at small or mid-scale volumes with improved cell recovery in a closed process adaptable format to assist in de-risking their manufacturing process at the electroporation step. To further support our customers’ sterile closed process workflows, we also introduced ‘Closed Process Electroporation Buffer’ products in two volume sizes, 500 mL and 1 Liter, which allow for the addition of our proprietary electroporation buffer to concentrated cell samples before electroporation. For our VLx Platform we introduced the R-1L Flow Electroporation Processing Assembly, which can process in 30 minutes or less between 100 mL and 1 Liter sample volume accommodating up to 200 billion cells in a single run. The R-1L assembly allows for large volume sample processing that can be adapted to a closed and sterile workflow for continuous end-product production.

The following matrix shows our full line of currently available PAs and their respective specifications and features, including the ExPERT instruments with which they can be used:

We are committed to strategically investing in improvements in the PA design and range of products to ensure that customers have solutions that address all of their volume and use requirements, in both research and clinical settings, including current development of advancements for PA that support the VLx.

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

Sales and Marketing

We follow a direct sales model in North America, the United Kingdom, and Europe, while also selling through third-party distributors in Asia and some regions of Europe. As of December 31, 2022, we had over 25 field sales and application scientists located in the United States, the United Kingdom, and several regions in Europe and Asia. Since the commercial launch of our first Flow Electroporation instrument, the installed base of our instruments has grown to more than 600 instruments globally.

Our sales force and field application scientists and international partners inform our current and potential customers of current product offerings, new target applications and advances in our technologies and products. As our primary point of contact in the marketplace, our field teams focus on delivering a consistent marketing message and high level of customer support, while also working to help us better understand the evolving market and customer needs. We intend to expand our sales, support, and marketing efforts in regions such as the Asia-Pacific region. We currently use distributors in countries in these regions, such as in China and Japan, supplemented by dedicated MaxCyte team members, and continuously assess the need for direct sales and local support personnel to supplement our distributors’ resources. As we expand into a new geography, we generally rely initially on third-party distributors until we are able to recruit a direct sales force, field application scientists and business development resources in the country or region.

Our business model is focused on identifying new applications in cell engineering to enable our customers to develop better medicines and maximize use across our customers’ value chains. This is enabled through customer partnerships that allows us to further understand the critical applications for our technology and inform our future developments and market expansion.

Research and Development

Investment in research and development is at the core of our business strategy. Members of our research and development team specialize in many functional areas including molecular biology, cellular biology, physics, gene editing, cell culture, protein manufacturing, process development, mechanical engineering, cell handling processes, electroporation algorithm development and customer technical support.

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

Other research and development activities include customer technical support such as cell processing techniques, instrumentation training and application support. Most of our research and development operations are conducted in our Maryland facility.

We have made substantial investments in product and technology development since our inception. Research and development expenses totaled $19.5 million and $15.4 million in the years ended December 31, 2022 and 2021, respectively.

We expect our research and development expenses to increase significantly for the foreseeable future as we develop data supporting the use of our products in various applications and continue to enhance our existing products as well as develop new products for our current and new markets.

Manufacturing and Supply

We design, develop and manufacture our single use PA disposables and conduct final functional testing in our Maryland facility, and for risk mitigation, we utilize a third-party manufacturer for a portion of the PA disposables supply. In addition, we design, develop and manufacture our ExPERT instruments in-house. Our in-house manufacturing and design function is certified as ISO 9001 compliant and our manufacturing facility and controlled-access shipping, receiving and storage spaces are located at our current headquarters in Maryland. We relocated our operations, including inventory and manufacturing, to a significantly larger space in a new facility during 2022.

Instruments

Our range of ExPERT instruments are manufactured, tested and shipped from our Maryland facility under cGMP. Several custom components of our ExPERT instruments are fabricated by third-party suppliers. The assembly of technology-sensitive components and the final assembly is completed in-house. Presently, our Maryland manufacturing facility can support the production of ExPERT instruments in excess of anticipated demand, and we plan to continue obtaining the space and staffing necessary to meet customer demand for the foreseeable future.

Processing Assemblies

Our PAs are only available from us and are designed for use only with our instruments. The PAs are designed, developed, tested and shipped from our Maryland facility. We outsource supply and manufacturing of key PA components. Final clean-room disposables assembly is performed at our headquarters facility and at a third party. In-house cleanroom PA assembly activities were initiated in 2022 in order to enhance operational control over quality, expand capacity, enable automation implementation, provide for multiple manufacturing sites and improve other areas of operations. In addition, in-house manufacturing allows research and development to more rapidly develop new products and enhancements as a result of housing research and development in the same facility.

Supply

For both instrument and PA manufacturing, we regularly assess our supply chain to ensure availability of components, our ability to respond to customer demand for our products and to qualify multiple suppliers. We have relationships with multiple custom parts manufacturers and electronics suppliers that can provide components for our instruments, including components currently provided by a single source. Approximately 34% of our inventory held at December 31, 2022 was purchased from one supplier. Single source suppliers are chosen for their business stability and scalability to minimize risk. If a single source supplier has a part or process that is time-consuming to transfer to another supplier, our approach is to hold enough inventory of that part to allow adequate time for technical transfer and qualification wherever possible. Our ongoing strategy is to maintain adequate levels of inventories at all times and to qualify at least two suppliers for critical components, and we plan to continue the diversification of our supply chain as we scale. This inventory strategy was designed to minimize supply chain risk and as a result we are currently able to ship on demand and to date have never had a backorder for a product.

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

Intellectual Property

Our intellectual property strategy has been, and still is, to obtain patent protection in relevant jurisdictions over our instruments, methods utilizing our instruments, as well as design patents over the ExPERT system. As part of this strategy, we have focused on obtaining protection for our non-viral delivery platform to the extent possible, particularly in the United States and other key jurisdictions of commercial value. As of March 8, 2023, we have more than 150 granted U.S. and foreign patents, including in foreign jurisdictions such as Australia, Canada, Japan, China, South Korea and certain countries in Europe, as well as over 95 pending patent applications worldwide. The main focus of our patent coverage is to protect our Flow Electroporation process, as well as the processing assemblies/disposables, control and process elements, and methods/applications of using our non-viral delivery platform. Our patent portfolio provides protection over our instruments and related methods through at least 2028 and over our electroporation applications and methods through 2034. We are also working to secure design protection of the ExPERT system, which has the potential to provide protection through at least 2036.

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

We also seek to protect our brand through procurement of trademark rights. As of March 8, 2023, we owned 17 registered trademarks in the United States, 191 registered foreign trademarks, 13 pending U.S. trademark applications, and more than 31 pending foreign trademark applications. Our registered trademarks and pending trademark applications include trademarks for our company name, a stylized version of ExPERT, and our logo. In order to supplement protection of our brand, we have also registered several internet domain names.

Government Regulation

The FDA and similar governmental authorities regulate, among other things, the research, development, testing, manufacturing, clearance, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post-market monitoring and reporting, as well as import and export of technologies including biological drug products.

Our biopharmaceutical and life sciences customers are subject to extensive regulations by the FDA and equivalent regulatory authorities in other countries, regarding the conduct of preclinical studies and clinical trials, in the manufacture of product candidates and products for use in humans (i.e., “Good Manufacturing Practice” laws and regulations) and the marketing authorization and commercialization of biological drug products.

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

Master Files and Technical Files to Support Customer Regulatory Submissions

Our core business is focused on developing our proprietary and patented electroporation technology platform, which is used by our customers in research and development applications as well as for manufacture of commercial cell therapies. In order to support our customers’ use of our platform, we have voluntarily submitted a Master File to the FDA, Center for Biologics Evaluation and Research and Master Files or Technical Files to comparable regulatory authorities in other jurisdictions, including Canada, Japan, the United Kingdom and Austria, and provide nonexclusive Letters of Authorization to the Master or Technical Files under contractual agreements with our customers. We have also discussed the potential to submit a Master File with the Therapeutic Goods Administration in Australia. In this way, the regulatory body may review information on our platform in the context of its utilization by our partners in regulated products, for example, as described in our customers’ INDs or BLAs. We continuously update the Master and Technical Files in order to support the regulatory activities of our customers. The FDA and regulators in other countries allow Master and Technical Files, but they do not approve them. Rather, they review them in the context of evaluating the submissions by our customers that reference our files.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Data Privacy and Security Laws and Regulations

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information, such as clinical trial data and other health data. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security. These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act , the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and wiretapping laws. Further, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, several states within the United States, such as Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

The EU GDPR, UK GDPR, and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from European Economic Area (“EEA”) or United Kingdom-based individuals. Additionally, the CCPA applies to personal information of consumers, business representative, and employees who are California residents, imposes specific requirements on covered businesses, provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements. Furthermore, U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

See the section titled “Risk Factors – Risks Related to Our Regulatory Environment and Our Industry” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Employees and Human Capital

As of December 31, 2022, we had 125 full-time employees, 68 of which have advanced degrees, including 25 with Ph.D. degrees.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1998 under the name Theramed, Inc. and changed our name to MaxCyte, Inc. in 2001. Our principal executive offices are located at 9713 Key West Avenue, Suite 400, Rockville, Maryland 20850, and our telephone number is (301) 944-1700.

Available Information

Our website address is www.maxcyte.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The address of the SEC's website is www.sec.gov.

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

We are a cell engineering and life sciences company focused on advancing the discovery, development and commercialization of next-generation cell-based medicines. The biopharmaceutical development industry, where the majority of our customers operate, is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception and have financed our operations principally through private financings and public offerings of our securities. We have historically relied on sales and licensing of our instruments, as well as sales of our portfolio of single-use disposable PAs for the significant majority of our revenue. We may be unable to sell or license our instruments to new customers and existing customers may cease or reduce their utilization of our instruments or fail to renew licenses of our instruments. Our net losses were $23.6 million and $19.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $137.9 million. Our losses have resulted principally from expenses incurred for research and development for our cell engineering platforms and from sales and marketing costs, manufacturing expenses, management and administrative costs as well as other expenses that we have incurred while building our business infrastructure.

We expect that our expenses and operating losses may continue for the foreseeable future as we expand our research and development efforts, expand the capabilities of our cell engineering platforms and operate as a public company in the United States. We anticipate that our expenses will increase as we:

•	continue to advance our ex vivo cell engineering platforms and develop new technologies related to our platform;
•	acquire and license technologies aligned with our ex vivo cell engineering platforms;
•	expand our operational, financial and management systems and increase personnel, including staff to support our research and development, manufacturing and commercialization efforts;
•	continue to develop, prosecute and defend our intellectual property portfolio; and
•	incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company in the United States.

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

To become and remain profitable, we must succeed in realizing meaningful precommercial milestone payments from our current SPLs and potentially secure future commercial partnership, licensing or collaboration arrangements for use of our cell engineering platforms and similar arrangements for cell therapy programs in development that have not yet been partnered. This will require us to be successful in a range of challenging activities, including continuing to develop our technology and products, accessing, developing and advancing manufacturing capacity, advancing our sales and marketing capabilities and commercializing and selling our products. We may never succeed in any or all of these activities and, even if we do, we may never generate a level of revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our financial results, including profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our financial results, the value of our shares of common stock could be materially adversely affected.

We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our instruments, as well as sales of single-use disposable PAs, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue, as well as revenues earned based upon customer clinical development progress events which are outside of our control and highly variable from period to period.

Our ExPERT technology platform and family of instruments was commercially launched in April 2019 with a new instrument launched in late 2022. Sales and licensing of ExPERT technology systems and related instruments together accounted for 51% and 54% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect that, for at least the foreseeable future, sales and licensing of our ExPERT technology systems will continue to account for a substantial portion of our revenue. The sales cycle for our cell engineering instruments is complex and can take up to 12 months or longer to complete.

Material, one-time milestone payments earned as SPL partners achieve clinical progress are also a significant portion of our revenue, although such milestone payments are not in our control, are unpredictable because of the early-stage nature of cell therapy clinical development, and may contribute materially to the volatility of our revenue. As a result of our lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

We intend to grow our business and market opportunity by continuing to invest in technology and scientific innovation, broadening our distribution capabilities to expand our installed base of ExPERT products, pursuing SPLs with target customers, expanding our commercial infrastructure and considering opportunistic investments, partnerships and acquisitions, among other initiatives. Each of these growth strategies will require considerable time and resources, and we may not be successful in executing any or all of these strategies.

One of the components of our growth strategy is to sell our recently launched ExPERT VLx platform for large-scale bioprocessing applications, including viral vector production in suspension cell cultures and rapid production of proteins, including monoclonal antibodies. The success of the VLx, including new engineering modifications to the platform, may depend in part on the availability, compatibility and capability of appropriate technologies upstream and downstream of electroporation to support potential large-scale applications enabled by the VLx platform, our ability to develop and launch GMP-compliant processing assemblies, and willingness of customers to adopt the VLx for new applications. We expect that additional investment will be needed to build out process development capabilities, manufacturing capacity, new processing assembly design and the addition of large-scale bioprocessing-specific field resources and those investments may not be successful. Further, we could encounter delays and setbacks in implementing engineering modifications necessary for certain large-scale applications, resulting in delayed acceptance by future customers and partners of such a large-scale system. In addition, the sales and implementation cycles of customers for such a large-scale platform may require more time than originally assumed as we may encounter delays in acceptance by potential customers for the VLx platform in large-scale applications, which could negatively impact forecasted revenues.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete are as large as we estimate or achieve their forecasted growth, our business could fail to grow at projected rates, if at all.

Market opportunity estimates and growth forecasts on which we develop our business strategies, including those estimates and forecasts we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at projected rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market size and growth, including those set forth in this Annual Report, should not be taken as indicative of our future growth.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product and leased revenue into instrument sales, PAs, leased revenue (recurring revenue), product placements, cumulative product placements, revenue by customer market (cell therapy and drug discovery), and status or number of installed instruments, SPLs, program licenses (research, clinical and SPL) and potential precommercial milestones, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both our business and the industry in which we operate evolve, the metrics by which we evaluate our performance may also change. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time, for example, the industry breakdown of our customer revenue. Accordingly, investors should not place undue reliance on these metrics.

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

Our primary strategy to grow our revenue is to market our products across key stakeholders in cell-based therapeutics, such as biopharmaceutical companies and academic institutions. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. While the number of customers using our products has increased in recent years, many biopharmaceutical companies and academic institutions have not yet adopted our products, and such institutions and companies may choose not to adopt our products for a number of reasons, including:

•	inability to convince potential customers that our products are an attractive alternative to existing technologies and reluctance of potential customers to replace those existing technologies;
•	inadequate recruiting or training of talented sales force and field application scientists in existing and new markets to facilitate outreach and further adoption and awareness of our products;
•	lack of experience of potential customers with our products for cell engineering;
•	perceived inadequacy of evidence supporting benefits or cost-effectiveness of our products over existing alternatives or negative publicity regarding cell engineering technologies;
•	liability risks generally associated with the use of new products and processes;
•	time and training required for potential customers to use and validate our products;
•	delays in research and development activities using our products;
•	competing products and alternatives; and
•	introduction of other novel alternative products for cell engineering.

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

We believe that educating notable industry key opinion leaders (“KOLs”), and representatives of biopharmaceutical companies and academic institutions about the merits and benefits of our products for Flow Electroporation and cell engineering is one of the key elements of increasing the adoption of our products. If these KOLs, institutions and companies do not adopt our products for any reason, including those listed above, acceptance and adoption of our products will be slowed, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.

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

Our success depends, in part, on our ability to maintain a competitive position in the development of technologies, enhancements and products for use by our customers. Many of the companies developing or marketing competing or alternative products have competitive advantages when compared to us, including:

•	greater financial and human resources for product development, sales and marketing;
•	greater domestic and international name recognition and more product familiarity among users;
•	broader and more established relationships with pharmaceutical companies and academic institutions;
•	broader product lines and the ability to offer lower prices or rebates, integrate technologies more successfully to offer better workflow solutions, bundle products to offer greater discounts or incentives or offer more attractive milestone and partnership terms;
•	broader intellectual property protection for their technology and products;
•	larger sales forces and broader and more established domestic and international sales and marketing and distribution networks; and
•	more experience in conducting research and development, manufacturing and preparing regulatory submissions, both in the United States and in foreign jurisdictions.

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

A portion of our revenue is derived from sales to biopharmaceutical companies and academic institutions. Much of their funding is, in turn, provided by public and private financings, including investments from venture capital funds and, for public companies, the capital markets. In the near term, we expect that a portion of our revenue will continue to be derived from sales to biopharmaceutical companies and academic institutions. Accordingly, the spending policies and practices of these customers—which have been impacted by the COVID-19 pandemic, market conditions and other factors—could have a significant effect on the demand for our products. In addition, the demand for our products may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

In addition, while the majority of our revenues are derived from biopharmaceutical customers, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, congressional appropriations to the NIH have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease or cease in the future. A decrease in the amount of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases or licensing of our products.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. Our investment in research and development may not result in the data we hope to develop to support marketing of our products or in marketable products or may result in products that take longer to generate revenue, or generate less revenue, than we anticipate. For the years ended December 31, 2022 and 2021, our research and development expenses were $19.5 million and $15.4 million, respectively, or approximately 44% and 46%, respectively, of our total revenue. Our future plans include increased significant investments in research and development of product opportunities for expansion of our products and new application areas for our products. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

International customers have typically accounted for a meaningful portion of our revenue. For the year ended December 31, 2022, approximately 32% of our revenue was derived from international customers, with the most significant markets being the United Kingdom, Switzerland and China. We expect that our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

•	difficulty of increased travel, infrastructure and legal compliance costs associated with developing international revenue;
•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;
•	general economic conditions in the countries in which we operate;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	compliance with data privacy and security requirements in foreign jurisdictions in which we operate;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	costs and delays associated with developing products or technology in multiple languages, such as the software embedded in our products;
•	compliance with foreign technical standards;
•	increased length of time for shipping and acceptance of our products;
•	increased exposure to foreign currency exchange rate risk;
•	uncertainties related to geopolitical and economic environments;
•	reduced protection for intellectual property rights in some countries, particularly in China; and
•	political unrest, war, incidents of terrorism, or responses to such events.

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

Our partners have significant discretion in determining when and whether to make announcements about the status of their programs that use our technology, including their preclinical and clinical programs, such as setbacks or terminations, and timelines for advancing therapeutic candidates developed using our platform. We do not plan to disclose the development status and progress of individual therapeutic candidates of our partners. Our partners may wish to report such information more or less frequently than we prefer or may not wish to report such information at all. In addition, if partners choose to announce a collaboration with us or their progress, there is no guarantee that we will concurrently recognize any fees or that such announcement will be indicative of future fees to us, as such fees are not due to us until our partner reaches certain specific activities or clinical progress events, for example IND submissions or start of pivotal trials. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.

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

We offer our cell engineering platform to partners who are engaged in drug and therapeutics discovery and development. These partners include large pharmaceutical companies, biotechnology companies of all sizes and non-profit and academic institutions. While we receive early payments generated through sales of our ExPERT instruments and PAs and recurring revenue through the annual licenses of the ExPERT instrument to our partners, we estimate that the vast majority of the economic value of the SPL partnerships that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies discovered or produced using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. There can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any drug or therapeutic candidates discovered or produced with our instruments. As a result, we may not realize the intended benefits of our partnerships. We have entered into 19 SPL partnerships resulting in a growing number of clinical milestone payments, but we have not yet had a licensed program receive regulatory marketing approval.

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

Regulatory authorities have substantial discretion in the review and approval process and may refuse to accept any application or may decide that our partners’ data are insufficient to support progression to further stages of preclinical or clinical development or for marketing approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate (including cell therapies, for which development is inherently challenging), the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Application of the legal and regulatory standards for approval, and the type and amount of clinical data and data supporting chemistry, manufacturing and control necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates our partners may seek to develop in the future will never obtain the appropriate, necessary regulatory approvals.

In addition, even if these drug or therapeutic candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize them outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs or therapeutics may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Third-party payers may opt to implement efficacy-based payment mechanisms over a multi-year period, which could impact potential product sales in any given year. Likewise, our partners have to make decisions about which clinical stage and preclinical drug and therapeutic candidates to develop and advance, and our partners may not have the resources to invest in all of the drug or therapeutic candidates that are produced using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates developed using our platform. Decision-making about which drug or therapeutic candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one or more of our partners is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug or therapeutic candidate that utilizes our platform. If one of our SPL customers terminates its agreement with us, we may find it more difficult to attract new partners.

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

For the year ended December 31, 2022, one cell therapy company with which we have entered into an SPL partnership accounted for 23% of our total revenue, and our six largest customers accounted for an aggregate of approximately 40% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue. These partnerships cover a large number of programs under contract, and therefore represent a large portion of potential downstream value. In addition, our partnership agreements are typically terminable at will. As a result, if we fail to maintain our relationships with our partners or if any of our partners discontinue their programs or transition to alternative cell engineering technologies, our future results of operations could be materially and adversely affected.

An increasing portion of our revenue is derived from milestone payments from our SPL customers. Accordingly, we may be more dependent on the success of a limited number of our customers’ programs than we would be if our revenue was derived more broadly from many customer contracts. The loss of any of our large customers, or significant delays or discontinuations in our customers’ programs, would have an adverse effect on our ability to generate revenue.

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

We may pursue collaborations or licensing arrangements, joint ventures, strategic alliances, partnerships or other strategic investment or arrangements, which may fail to produce anticipated benefits and adversely affect our operations.

We may pursue opportunities for collaboration, out-license, joint ventures, acquisitions of products, assets or technology, strategic alliances or partnerships that we believe would advance our development. We may consider pursuing growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities. Proposing, negotiating and implementing these opportunities may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, technology or other business resources, may compete with us for these opportunities or arrangements. We may not be able to identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis on acceptable terms or at all.

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

In the future, we may acquire companies, assets or technologies in an effort to complement our existing offerings to enhance our market position. We have not made any acquisitions to date and we currently have no plans, proposals or arrangements with respect to any acquisition. Should we choose to pursue an acquisition in the future, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Any future acquisitions we make could subject us to a number of risks, including:

•	Purchase prices we pay could significantly deplete our cash reserves, impair our future operating flexibility or result in dilution to our existing stockholders;
•	We may find that the acquired company, assets or technology does not further improve our financial and strategic position as planned;
•	We may find that we overpaid for the company, asset or technology, or that the economic conditions underlying our acquisition have changed;
•	We may have difficulty integrating the operations and personnel of the acquired company;
•	We may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired assets or technologies;
•	Acquisitions may be viewed negatively by customers, financial markets, or investors;
•	We may have difficulty incorporating the acquired technologies or products with our existing products;
•	We may encounter difficulty entering and competing in new product or geographic markets;
•	We may encounter a competitive response, including price competition or intellectual property litigation;
•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;
•	We may be subject to litigation by terminated employees or third parties;
•	We may incur debt and restructuring charges;
•	We may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
•	Our due diligence process may fail to identify significant existing issues with the target company’s product quality, product architecture, financial disclosures, accounting practices, internal controls, legal contingencies, intellectual property and other matters.

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

Risks Related to the Supply and Manufacturing of Our Products

We depend on continued supply of high-quality components and raw materials for our ExPERT instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.

We rely on a limited number of suppliers for certain key components utilized in the assembly of our ExPERT instruments and manufacture of our PAs and buffer, and in some cases, such as certain instrument components, for example CPU chips or PA electrodes, we rely on a single supplier for a particular component, subassembly or consumable. Approximately 34% of our inventory held at December 31, 2022 was purchased from one supplier. Although in many cases we use standard components in our products, in some cases, components may only be purchased from a limited number of suppliers or a single supplier. Identifying and qualifying alternate sources may take time and involve additional expense, and there is no guarantee that current suppliers or alternate sources will timely deliver materials that meet our needs. If our customers experience a shortage or delay in delivery of our ExPERT instruments, PAs or buffers our business could be materially and adversely impacted.

Neither we nor our contract manufacturers enter into long-term supply contracts for these components, and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided for in submitted and accepted purchase orders. We are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry, high demand in unrelated industries such as shortages of electronic components due to digitization in the automotive industry, or other factors. Many of the other components required to build our ExPERT instruments are also occasionally in short supply. Global supply chain constraints during 2021 and 2022 have resulted in some of our suppliers having to prioritize certain customers. While we seek to maintain priority with our suppliers and have not experienced significant delays to date, there can be no guarantee that we will not experience shortages as a result of supply chain issues. In addition, geopolitical tensions, and sanctions imposed in response thereto, may create new supply chain issues or exacerbate current supply chain challenges. If shortages or delays arise, we may not be able to timely secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition.

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

We have limited experience manufacturing our PAs and may be unable to manufacture our PAs in high-quality commercial quantities successfully and consistently to meet demand, which could limit our growth.

We have limited experience manufacturing our products and only began to manufacture our PAs in-house in 2022. To manufacture our PAs in the quantities that we believe will be required to meet the currently anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

If there is a disruption to our manufacturing operations or inventory management, we may have limited or no other means of producing our products until we resolve such issues with our manufacturing facilities, develop alternative manufacturing facilities or contract with third-party manufacturers capable of producing our products. Additionally, any damage to or destruction of our manufacturing facilities and/or inventory or equipment may significantly impair our ability to supply PAs on a timely basis. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our PAs, changes to labor costs or less favorable terms with third-party suppliers. There can be no assurance that we will not encounter such problems in the future.

If we are unable to manufacture PAs consistently and in sufficient quantities to meet anticipated customer demand, our business, financial condition, results of operations and prospects would be harmed. If we choose to scale the commercial production of our PA and increase our manufacturing capacity, we may encounter quality issues that could result in product defects, errors or recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our PAs to market, harm our reputation and decrease our revenue. Any defects, errors or recalls could be expensive and generate negative publicity, which could impair our ability to market or sell our products, and adversely affect our results of operations. Our inability, or that of our suppliers, to find and retain the necessary qualified employees to achieve our manufacturing goals would also negatively impact our ability to meet customer needs.

Historically we have sourced components for our PAs from a limited number of manufacturers and, in some cases, sole source manufacturers. In 2022, we also began manufacturing PAs in our own facilities, however, we expect to continue to outsource a portion of the manufacturing of PAs for the foreseeable future. With respect to our PA manufacturers, we are neither a major customer, nor do we have long-term supply contracts. These manufacturers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. Qualifying new suppliers may be required from time to time and qualification can take many months. If we were to lose one or more of our sole or single source manufacturers or suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new manufacturer, particularly from any of our single source manufacturers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our PAs, resulting in increased costs and negative customer perception and could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate supply of our instruments, PAs and other products, we must forecast the inventory needs of our current and prospective customers and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions or failures by competitors, an increase or decrease in customer demand for our products or for products of our competitors, the availability of capital for our customers, our failure to accurately forecast the success of our customers’ therapeutic products, market acceptance of new products, changes in general market conditions, seasonal demands, regulatory matters or strengthening or weakening of general economic conditions.

We seek to maintain sufficient levels of inventory of our instruments and other products to protect ourselves from supply interruptions. We rely in part on our commercial team and distributors to supply forecasts of anticipated product orders in their respective territories. If we fail to accurately estimate customer demand for our products, our inventory forecasts may be inaccurate, resulting in shortages or excesses of inventory. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which could negatively impact our business, prospects, financial condition and results of operations. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products in a timely manner or at all, and this could result in reduced revenue and damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, we may not have adequate manufacturing capacity to meet such demand, and additional supplies may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, all of which would negatively affect our business, financial condition and results of operations. If we are unable to meet customer demand, we could lose our existing customers or lose our ability to acquire new customers, which would also negatively impact our business, financial condition and results of operations.

Risks Related to Our Product Sales

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our offerings include products such as instruments, single-use disposables and the provision of support services to our customers with the goal of supporting the advancement of our customers’ cell-therapies and/or drug discovery activities. We aim to collectively provide our customers with a single, integrated platform to discover, develop and manufacture safer, more targeted and increasingly complex cell-based therapies, designed for integration into customers’ current good manufacturing practices environments. We cannot guarantee that the market for our current products will continue to generate significant or consistent demand. Demand for our current products could be significantly diminished by competitive technologies or products that replace them or render them obsolete or less desirable. Accordingly, we must continue to invest in research and development to develop competitive products. Restrictions resulting from the COVID-19 pandemic previously had a negative impact on the work of some of our, and our customers’, research and development programs due to limitations on in-person lab work.

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

We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the image of our products, services and technologies in our target markets may be impaired if our products or services fail to perform as expected. If our products do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, our operating results, reputation and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

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

If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, application scientists, engineers, scientific personnel and customer support staff, our business may be adversely affected.

Our sales will depend, in large part, on our ability to develop and substantially expand our sales and applications scientist infrastructure, particularly as we enter into new markets, rollout new products and platforms and manage inbound interest from new customers. We sell our products through our direct sales force and field application scientists located in North America, the United Kingdom and Europe, and have field application scientists located in the Asia-Pacific region where sales are currently managed by distributors. Our sales and marketing efforts are targeted at pharmaceutical and biotechnology companies and academic institutions focused on cell engineering and drug discovery. To continue driving adoption of our products and to support our global brand, we will need to further expand our field sales and application scientist infrastructure by hiring additional, highly qualified sales representatives, field application scientists, engineers and scientific personnel and customer support staff, in addition to increasing our marketing efforts.

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

In addition, while we believe our FDA Master File and equivalent Technical Files have the potential to create certain efficiencies and reduce certain regulatory development risks for our customers, there is no guarantee that referencing our FDA Master File or Technical File, as applicable, will result in success in customers’ submissions seeking authorization for clinical trials or marketing authorization. We cannot be certain that the FDA or foreign regulators will not require audits of and information on our ExPERT systems used in the clinic as our partners advance their cellular therapies from preclinical through clinical development toward marketing approval. Such additional information requests and audits of our facilities could result in delays in the development and potential regulatory approval of our partners’ cellular therapy product candidates, affecting timing of milestone payments and our future ability to enter into new SPL agreements. Failure to adequately respond to any such regulatory requests could result in the regulator preventing our electroporation system from being utilized for a partner’s cellular therapy. This could result in our partners not utilizing our ExPERT system for their other clinical programs and negatively impact our ability to enter into partnership agreements with other cellular therapy developers.

Changes in tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in recent years, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterized as unfair trade practices, and China responded by imposing and proposing new or higher tariffs on specified U.S. products. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

We are subject to governmental export controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Exports of our products are subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products to U.S. embargoed or sanctioned countries, governments, persons and entities. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required export approval for our products or limitations on our ability to export or sell our products imposed by export control or sanctions laws may harm our revenues and adversely affect our business, financial condition, and results of operations. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data previously collected about clinical trial participants, and sensitive third-party data collected under confidentiality agreements with our customers and potential customers, including scientific plans (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal information in the jurisdictions in which we operate.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws, and similar laws have been proposed in several other states, as well as at the federal, state, and local levels — while some of these also exempt data processed in the context of clinical trials, these data privacy laws could nonetheless further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR, the UK GDPR, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million (£17.5 million under the UK GDPR) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher; or private litigation related to the processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their incidents. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data,” including personal information related to health and genetic information, which we may process in connection with clinical trials or otherwise. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal information across the EEA and/or United Kingdom, which may increase our costs and overall compliance risk. We also target customers in Asia and have operations, distributors, contractors or employees located or active in Asian countries including, but not limited to China, Japan, Australia, and South Korea and are subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, the EEA and the United Kingdom have significantly restricted the transfers of personal information, to the United States and other countries whose privacy laws they believe are inadequate. Although there are currently various mechanisms that may be used to legally transfer personal information from the EEA and United Kingdom to the United States, such as the EEA and United Kingdom’s standard contractual clauses, these mechanisms are subject to potential legal challenges and there exists some uncertainty regarding whether the standard contractual clauses will remain a valid, reliable mechanism for lawfully transferring personal information to the United States. If we are unable to implement a valid solution for cross-border data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including limitations on our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; the need to increase our processing capabilities within Europe at significant expense or otherwise change the geographical location or segregation of our relevant systems and operations, and increased exposure to regulatory actions, substantial fines and penalties, and injunctions against our processing or transferring of personal information necessary to operate our business —any or all of which could adversely affect our operations or financial results. Additionally, companies that transfer personal information out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations. Furthermore, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources),which could distract management or divert resources from other initiatives and projects, interrupt or delay our development activities, or necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims);additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal information; orders to destroy or not use personal information; and imprisonment of company officials.

Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with all applicable data privacy and security obligations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of actual or prospective customers, collaborators or partners; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our business model or operations.

We are subject to U.S. and certain foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C.§ 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our ability to commercialize any of our products successfully, and our customers and collaborators’ ability to commercialize their products successfully, will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

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

The Occupational Safety and Health Act of 1970 (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.

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

Our results of operations and liquidity needs could be materially and adversely affected by market fluctuations, an economic downturn, inflation, increases in interest rates and other macroeconomic conditions.

Our results of operations and liquidity could be materially and adversely affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets experienced in 2022, and may continue to experience, heightened volatility and turmoil, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer or business spending. In the event the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult or costly for us to raise funds if necessary, and our stock price may decline. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions, some of which may not be federally insured. If economic instability were to occur, we cannot be certain that we would not experience losses on these cash and cash equivalents.

In addition, our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. At any point in time, the funds in our operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. To date, we have experienced no material loss or material lack of access to cash in our operating accounts or our invested cash or cash equivalents; however, we can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to the:

•	level of demand for any of our products, which may vary significantly;
•	timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•	size, seasonality and customer mix of the cell engineering market;

•	start, milestone attainment and completion of programs in which our platform is utilized;
•	sales and marketing efforts and expenses we incur;
•	rate at which we grow our sales force and the speed at which newly-hired salespeople become effective; changes in the productivity of our sales force;
•	positive or negative coverage in the media or publications of our products or competitive products;
•	cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our arrangements with our suppliers;
•	degree of competition in our industry and any change in the competitive landscape of our industry, including the introduction of new products or enhancements or technologies by us or others in the cell engineering market and competition-related pricing pressures;
•	changes in governmental regulations or in the status of our regulatory approvals or applications;
•	future accounting pronouncements or changes in our accounting policies;
•	disruptions to our business and operations or to the business and operations of our suppliers, distributors, and other third parties with whom we conduct business resulting from the COVID-19 pandemic or other widespread health crises;
•	future global financial crises and economic downturns, including those caused by widespread public health crises or geopolitical tensions; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $93.9 million and $54.5 million, respectively. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income or taxes may be limited. We previously experienced an ownership change and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Operations

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business and the businesses of our partners.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected, by, among other things, disrupting the research and development activities of our customers, disrupting the development of our collaboration partners’ product candidates, disrupting our ability to enter into new collaborations with potential partners in a timely manner, causing disruptions in the operations of our third-party manufacturing organizations upon whom we rely for the production and supply of our products, and causing other disruptions to our operations. In response to the COVID-19 pandemic, in 2020 we temporarily closed our headquarters and other offices, and our employees and contractors who are able to perform their duties remotely continue to do so. We have also implemented travel restrictions and other significant changes in how we operate our business. The operations of our partners and customers have likewise been altered. While the ultimate impact of the COVID-19 pandemic depends on future developments and potential resurgences that cannot be predicted, potential implications, some of which we have already experienced, include:

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

If our information technology systems, or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we process personal information (such as health-related data), and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data previously collected about clinical trial participants, and sensitive third-party data collected under confidentiality agreements with our customers and potential customers, including scientific plans.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing armed conflict between Russia and Ukraine, from which a number of cybersecurity events have been alleged to have originated.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, malicious code (such as viruses and worms), personnel misconduct or error, malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, social-engineering attacks (including through phishing attacks), ransomware attacks, supply-chain attacks, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and also poses increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may have access to our information. The size and complexity of our information security systems, and those of our third-party vendors with whom we contract (and the large amounts of information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, vendors or from malicious attacks by third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption in our systems that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have invested significantly in the implementation of security measures designed to protect against security incidents, there can be no assurance that our efforts will prevent service interruptions or security incidents. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a cyberattack or security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections; additional reporting requirements and/or oversight; restrictions on processing sensitive information, including personal information; litigation, including class claims; indemnification obligations; negative publicity; harm to our reputation; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data as well as unfair or deceptive practices.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance.

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

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of their equity awards. Our employees may be more likely to leave us if the equity they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

As of December 31, 2022, we had 125 full-time employees, which represents a significant increase from 84 employees at the end of the prior year. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	improving our operational, financial and management controls, reporting systems and procedures.

We have experienced significant growth in recent years and anticipate further growth in our business operations both inside and outside the United States. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, finance, customer service and sales organization management. We expect to continue to increase our headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, technical personnel, sales and marketing staff, and improve and maintain our products to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations.

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

Our operations, including our manufacturing operations, and the operations of our customers, partners, distributors and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Operating as a public company in the United States has also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may in the future be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage that we currently have. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

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

Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in foreign countries with respect to the technologies used in or relating to our products. Although we generally apply for patents in those countries where we expect to have material sales of our patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, modified, revoked, found to be unenforceable, or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection, barriers to entry or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. Additionally, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the United States Patent and Trademark Office (the “USPTO”), or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents. Moreover, patents have a limited term, and certain of our patents have recently or will expire in the near future.

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

Our shares of common stock are traded on both AIM, a market operated by the London Stock Exchange Plc (the “London Stock Exchange”), and the Nasdaq Global Select Market. Price levels for our common stock may fluctuate significantly on either market, independent of our common stock price on the other market. Investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange. In addition, holders of common stock on either market will not be immediately able to transfer such common stock for trading on the other market without affecting necessary procedures with our transfer agent. This could result in time delays and additional costs for our stockholders. Further, if we are unable to continue to meet the regulatory requirements for admission to AIM or listing on the Nasdaq Global Select Market, we may lose our admission to AIM or listing on the Nasdaq Global Select Market, which could impair the liquidity of shares of our common stock. Investors whose source of funds for the purchase of shares of our common stock is denominated in a currency other than U.S. Dollars may also be adversely affected by fluctuations in the exchange rate between such currency and the U.S. Dollar.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in our projected operating and financial results;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	announcements by our partners on clinical development delays for products being enabled by our technology;
•	announcements or concerns regarding real or perceived safety or efficacy issues with our products or similar products of our competitors;
•	adoption of new regulations applicable to our industry or the expectations concerning future regulatory developments;
•	our involvement in litigation;
•	future sales of our common stock by us or our stockholders;
•	changes in senior management, the board of directors or key personnel;
•	the trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general economic and market conditions.

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

We incur significant costs as a result of operating as a U.S.-listed public company, and our management and board of directors are required to devote substantial time to new compliance initiatives and corporate governance practices.

As a U.S.-listed public company, we incur significant legal, accounting and other expenses that we did not incur as a private company or as a company with shares traded only on AIM. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, our shares of common stock are currently traded on AIM and will continue to be subject to AIM’s admission and compliance requirements, which differ in many respects from the requirements of the Nasdaq Global Select Market and U.S. securities rules.

Our management, board of directors and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases in our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure.

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

In accordance with the AIM Rules for Companies published by the London Stock Exchange (the “AIM Rules”), we are required to disclose information regarding the legal and beneficial owners of three percent or more of our outstanding common stock. In order to allow us to comply with the AIM Rules, our certificate of incorporation contains a provision requiring any legal or beneficial owner of three percent or more of the voting power attributable to our outstanding common stock to notify us of his, her or its holdings, as well as of any change in his, her or its legal or beneficial ownership above three percent of our outstanding common stock, which increases or decreases his, her or its holding through any single percentage. Comparatively, none of the U.S. state or federal laws, or the rules of the SEC or the Nasdaq Global Select Market require stockholders to report this beneficial ownership information to us or us to disclose this information to the public or a regulatory body. We are required to make this information public in the United Kingdom under the AIM Rules.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” and “smaller reporting companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering in the United States; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We are also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our current certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of a fiduciary duty;
•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; or
•	any action asserting a claim against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find either choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During 2022, we relocated our corporate headquarters, research and development facilities and manufacturing and distribution centers to Rockville, Maryland, where we currently lease approximately 67,000 square feet of space under an operating lease.

The lease term for our facilities continues through August 31, 2035, subject to three five-year options that we may exercise to extend the term of the lease.

We believe that our current facilities are adequate and suitable to meet our current requirements. We may need to obtain additional facility space to meet future needs as our operations grow over time. We believe we will be able to obtain additional space on acceptable and commercially reasonable terms if and as required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “MXCT” on the Nasdaq Global Select Market. Trading of our common stock commenced on July 30, 2021 in connection with our initial public offering (“IPO”), in the United States. Prior to that time, there was no established public market for our common stock in the United States. Since 2016, our common stock has traded on AIM, and currently trades on AIM under the symbol “MXCT.”

Holders of Our Common Stock

As of March 8, 2023, there were approximately 160 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development and commercialization of next-generation cell therapeutics and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation platform, which facilitates complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes four instruments, which we call the ATx, STx, GTx and VLx, and related software protocols, as well as a portfolio of proprietary related disposables and consumables. We launched the VLx instrument in September 2022.

Our disposables and consumables include PAs designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 150 granted U.S. and foreign patents and more than 95 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and 20 of the top 25, pharmaceutical companies based on 2021 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. As of December 31, 2022, we have placed more than 600 of our electroporation instruments worldwide.

Historically, we have financed our operations primarily from the issuance and sale of equity securities, previous debt borrowings and cash flows from operations. On August 3, 2021, we issued and sold 15,525,000 shares of common stock in our U.S. IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to us of $201.8 million. We received aggregate net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering costs of $17.6 million.

We believe that our current cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, however, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below for more information about our current capital resources.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $44.3 million and $33.9 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $23.6 million and $19.1 million for those same years. As of December 31, 2022, we had an accumulated deficit of $137.9 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

We believe we have a diversified revenue model with revenue generated from multiple sources including instrument leases with recurring license fees, sales of instruments and related disposables and participation in the clinical and commercial success of some of our customers through milestone and sales-based payments under SPL agreements.

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

Sales and Leases of Instruments

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales and leases of our ExPERT family of proprietary Flow Electroporation instruments to existing and new customers. We currently market four versions of our instruments, the ATx, the STx, the GTx and the VLx. The ATx is primarily sold in all our markets. The STx is primarily sold to end users for research and drug discovery purposes, and the GTx is leased to customers for research, clinical or commercial use or sold for research use in certain circumstances or sold to academic centers for research or clinical use. We launched the VLx in September 2022 to provide our customers with an easier to use system that incorporates the benefits of the ExPERT platform. We view the demand for our instruments, whether in the form of sales or leases, as an indicator of the health of our current business and as a predictor of future instrument sale and lease revenue. As described below, we separately sell proprietary single-use disposables, which we call PAs, that are necessary for our customers to use our electroporation instruments. Therefore, depending on the number of instruments that have been sold or are under active lease, we have insight into the demand for PAs that will also translate to future revenue for us.

Our sales model varies based on the activity of the end customer, such as whether they are a translational research center, an academic center, a company focused on drug discovery, or a company engaged in cell therapy development, and the customer’s intended use of our platform. If our customer intends to use our platform for research or drug discovery only, we typically sell the instrument outright. Each of the ATx, STx, GTx and VLx instruments have different prices based on the instrument’s features, with the VLx being the most expensive. When we sell an instrument, we also provide a non-exclusive license to our intellectual property for the customer to use the instrument broadly for research or drug discovery, as applicable. In the case of a sale, title to the instrument conveys to the buyer, but we retain ownership of intellectual property rights and software and protocols loaded onto the instruments.

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

For cell therapy customers who use our technology to develop engineered cells for human therapeutic use in clinical trials or, if approved by regulatory authorities, for commercial sale, we license our platform on a non-exclusive basis in exchange for an annual fee per instrument licensed. This license fee varies based on whether the instrument is being used for preclinical or clinical purposes. Once we have leased an instrument to a customer, we generally have high visibility into future lease revenue from this customer. It is possible, however, that our future lease revenue could be impacted by failure of the customer therapeutic candidates to progress through clinical development for reasons unrelated to the successful use of our instruments, such as drug toxicity, lack of efficacy, funding constraints, changes in development priorities, patient access limitations or regulatory challenges. For any of these reasons, a customer could determine not to renew or to enter into additional instrument leases with us.

Our installed base of electroporation instruments has grown to over 600 instruments as of December 31, 2022. This installed base includes both instruments sold to customers and instruments licensed for research and clinical use. Because of the size of the drug discovery market and our long history in that market, the installed base of instruments is currently weighted more heavily towards instruments sold for drug discovery and research applications. However, since each licensed instrument provides us with ongoing license revenues, the share of revenues from licensed instruments may grow as a share of our total revenue mix.

We plan to further grow our installed base of ExPERT instruments through additional sales and leases to our current customers and through the sale or lease of instruments to new cell therapy, drug discovery and academic customers. To achieve this goal, we intend to further expand our commercial infrastructure, including through the expansion of our sales force and field application scientists. We have expanded our sales force and field application scientist count over the past several years and now have over 25 dedicated field sales and application scientist professionals globally. Our candidate identification and hiring process is stringent, and there can be no assurance that we will be able to continue to recruit the high level of candidates that make up our current team.

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

Sales of Processing Assemblies

In addition to instrument sales, our current and future revenue is dependent on sales of our proprietary PAs, as well as the sale of our proprietary electroporation buffer solution, for use with our instruments. We sell PAs that are intended either to support research use or use in cGMP clinical research applications. The PAs differ in terms of their volume capacities and the associated numbers of cells that can be processed in each electroporation sequence with a particular PA, as well as the number of transfection experiments that can be performed in a single electroporation process. Our PA pricing varies based on the volume of cells processed and the number of transfections per PA.

We expect that as our installed instrument base grows, our sales of PAs and electroporation buffer solutions will grow accordingly, especially as cell therapy programs continue to progress through the clinic and potentially become commercial-stage, thereby increasing the number of PAs needed by customers. We are also developing and intend to launch new PAs that target previously unserved subsegments across the bioprocessing and cell therapy markets, which could further increase our PA sales. However, both the number of PAs used per instrument, as well as the specific PA used, is highly variable across our customer base and depends on several factors, including:

•the purpose for which the customer is using the platform;

•the relative pricing of our PAs;

•the progression of cell therapy products through preclinical and clinical development;

•whether the cell therapy customer uses a centralized or decentralized manufacturing process;

•the customer’s target indication, which can result in variations in patient numbers needed for clinical trials; and

•whether the cells to be processed using our platform are patient-derived, donor-derived or cell line-derived.

With considerable variability of processes, even within the same indication, such as is the case for allogeneic genetically-modified cell therapies, such as CAR-Ts and the nascency of the cell therapy industry, we expect that it may take several years for us to gain visibility into how these factors will impact our PA revenue over time.

We continuously re-evaluate our PA portfolio based on customer needs and have introduced, and intend to continue to introduce, new PAs, improvements to existing PAs, and complementary products. Some new PAs may fail to be used in line with our expectations when they are launched. While we also price PAs based on the value provided to the customer, introduction of new PAs could cannibalize our existing PA portfolio more than we had anticipated as customers find the new products to be a better solution for their applications or workflows.

Strategic Platform Licenses (SPLs)

Typically, our cell therapy customers will either purchase our ATx instrument for research purposes or purchase or obtain a research use license under lease of our GTx instrument technology in order to validate the use of our technology in their programs and to progress their preclinical work towards clinic trials. However, once a cell therapy customer using one of our ExPERT instruments advances their preclinical research to a stage where they are planning to enter clinical development, they need to enter into a licensing arrangement with us for the rights to clinical and/or commercial use of our instrument. Our customers typically negotiate the terms of those licenses during research and preclinical development.

We refer to these arrangements as SPL partnerships, the terms of which contain not only higher annual, non-exclusive license fees for the clinical use of the instrument, but also allow us to share in the economics of the customer’s programs. From 2017 through February 2023, we have entered into 19 SPL partnerships with commercial cell therapy developers, and those licenses currently allow for over 125 clinical development programs in the aggregate. On average, our current SPL partnerships allow for approximately six product candidates per license, although this average may change over time. SPL partnerships typically include potential payments to us upon the customer’s achievement of specified clinical development or regulatory milestones, as well as potential sales-based payments to us, which could be payments based upon the achievement of specified sales levels and/or royalty payments that are a percentage of the customer’s net sales. The amount of each milestone payment is typically correlated in size with value-creating, precommercial clinical progress events or commercial sales levels.

Of the over 125 programs associated with our current SPLs, 16 of those programs are currently active in the clinic, meaning they have at least an FDA-cleared IND. Our 19 SPLs have the potential to generate over $1.55 billion in precommercial milestone payments, if all product candidates allowed under those agreements were to fully progress through clinical development and obtain regulatory approval. However, our actual milestone revenue from these agreements will likely be considerably lower than this amount, as not all programs covered by each agreement will become and remain active programs in a customer’s development pipeline or successfully complete the clinical development process. Further, each agreement typically includes programs that have not been specifically identified, or for which a candidate may never be identified or developed by the customer.

Our strategy is to capitalize on the growth in the number of cell therapy developers by entering into new SPL partnerships. We entered into three agreements in 2022 and one so far in 2023.

For the year ended December 31, 2022, one cell therapy company with which we have entered into an SPL accounted for 23% of our total revenue, and our six largest SPL partners accounted for an aggregate of approximately 40% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue.

Our future milestone revenue under our SPL partnerships will depend in large part on the clinical and regulatory achievements of our customers. Generally, precommercial milestone payments become larger as programs move through the clinic. We rely in part on our customers’ public disclosures around regulatory timelines to forecast our receipt of precommercial milestone payments. While we expect our forecasting ability to improve over time as more of our customers’ programs advance through the clinic and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of precommercial milestones to be somewhat unpredictable.

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

Gross Margins

We have generated overall gross margins of near 90% for the past several years, although our margins vary depending on our revenue mix from instruments, PAs and milestones under SPL partnerships and other factors. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins. In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPL partnerships on terms similar to those currently in effect.

We expect our gross margins to benefit from realization of the economics from our SPL partnership agreements described above, to the extent that such milestones and/or sales-based payments grow to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization of these potential revenues is uncertain. Margins may also experience downward pressure during the investment phase of our internal PA production ramp up, increases in labor and materials costs, expansion of our PA portfolio, future design changes or the mix of PAs sold, or other factors, but may benefit in the mid-to-long term as PA production becomes more automated.

Key Business Metrics

In addition to revenue, we regularly review several key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These key metrics include:

•	the number of cumulative instruments that we have placed with our customers, either by sale or lease, which we refer to as our installed base and consider to be an indication of our traction within the non-viral delivery market and other markets and indicative of the potential future recurring revenue generated from those instruments, including disposables and annual license fees;
•	the number of active (customers with rights to develop one or more clinical programs) SPL partnerships that we have entered into with cell therapy developers, as well as the total number of our customers’ clinical programs, whether active or contemplated, that are covered by such active SPL partnerships and the percentage of those clinical programs that are under an active IND application (or foreign equivalent), meaning that the customer is cleared to commence clinical trials;
•	the aggregate potential precommercial milestone payments under active SPL partnerships, representing the maximum potential milestone payments to us if all programs covered by each SPL partnership were to achieve regulatory approval;
•	the aggregate number of potential programs licensed for clinical use, whether active or contemplated, that are covered by our SPL partnerships; and
•	the aggregate number of programs licensed for clinical use and covered by our SPL partnerships that are currently in the clinic.

With respect to the numbers of programs under license, in many cases we make estimates of such programs based on our contract terms with our customers and our knowledge about our customers’ clinical progression of their programs. We rely, in part, on our customers’ public disclosures around regulatory timelines to forecast our receipt of precommercial milestone payments. However, it is possible that some programs may have become dormant or inactive without our knowledge, some new programs may be identified and some programs may progress further in clinical development without our knowledge if the customer has not made a public announcement. While we expect our forecasting ability to improve over time as more of our customers’ programs move through the clinic and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of precommercial milestones to be somewhat unpredictable. This number may fluctuate due to the success of our commercial partners. Additionally, the addition of a large multi-product (program) SPL partnership may dilute the percentage of commercial programs currently in the clinic.

As of the dates presented, our key metrics described above were as follows:

	December 31,
	2022	2021	2020*
Installed base of instruments (sold or leased)	>600	>500	>400
Number of active SPL partnerships	18	15	12
Total number of licensed clinical programs (SPL partnerships only)	>125	>95	>75
Total number of active licensed clinical programs under SPL partnerships currently in the clinic **	16	15	7
Total potential precommercial milestones under SPL partnerships	>$1.55 billion	>$1.25 billion	>$950 million

* Amounts presented as of December 31, 2020 give effect to one SPL partnership entered into and additional INDs cleared in January 2021.

** Number of licensed clinical programs under SPL partnerships are by number of product candidates and not by indication.

Components of Our Results of Operations

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and buffer as well as from the lease of instruments to our customers. Our SPL partnerships also include associated clinical progress milestones and sales-based payments to us, in addition to annual lease payments. Sales of instruments and disposables under contracts with customers are classified as product sales in our consolidated financial statements. Revenue from instrument leases, including payments that we may receive from our customers based on their achievement of specified clinical development or commercialization milestones, are classified as leased elements in our consolidated financial statements.

Our business and revenue growth strategy currently consists of the sale or lease of instruments and the sale of disposables. We record revenue from the sale of instruments or PAs upon shipment to a customer. Instrument leases are typically invoiced annually at the start of each instrument license period and are accounted for as monthly revenue over the lease term with the expectation of continuing customer renewals of their instrument leases. As our customers achieve clinical progress milestones and/or sales-based payment milestones, we recognize the full value of the milestone as revenue. In addition, as customers use instruments they have either purchased or leased, they typically replenish their supplies of disposables through recurring purchases. Although customers are not contractually obligated to renew their instrument leases or to purchase additional disposables and may decide not to do so solely at their own discretion, leased instruments and disposables revenue streams have historically formed an important component of our future revenues, and we believe they provide insight into our future performance. We consider these sales and lease revenue streams to be recurring revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL partnerships, we separately analyze revenue derived from our cell therapy customers and drug discovery customers, as well as the performance-based milestone revenues we recognize under our SPL partnerships. Cell therapy includes revenue from instruments sold, annual license fees for instruments under lease, and sales of our proprietary disposables. Drug discovery includes revenue from instruments sold, sales of our proprietary disposables and, occasionally, instruments leased, in each case under contracts with drug discovery customers. Program-related revenue includes precommercial milestones earned and recognized as revenue during the period. Once SPL customers achieve regulatory approval for and commercialize their products, in nearly all cases we will also be entitled to receive sales-based payments which may be milestone payments upon achievement of specified levels of net sales and/or royalties expressed as a percentage of net sales. We have not received any commercial payments from our SPL customers to date. As our customers progress their programs and achieve additional milestones, our SPL program revenue is expected to constitute a growing portion of our total revenues in future periods.

We also offer our customers extended warranty and service plans. Our extended warranty and service plans are offered for periods beyond the standard no-fee, one-year warranty that customers who purchase instruments receive. Leases of instruments include warranty during the lease term without additional charge. Extended warranty and service plans generally have fixed fees and terms ranging from one additional year to four additional years and include an annual calibration. We recognize revenue from the sale of extended warranty and service plans over the respective coverage period, which approximates the service effort provided by us. Warranties are typically not a material revenue stream for us.

Product Sales

Revenue from contracts with customers includes revenue from the sale of instruments, PAs and buffer. Customers purchase an ATx, STx, GTx or VLx depending upon their intended use and all customers purchase PAs for use with our instruments. Commercial customers may not use a purchased instrument for clinical or commercial processes.

We expect product sales revenue to increase in future periods as our market and customer base grow.

Leased Elements

Revenue from leased elements consists of revenue from the leasing of instruments to customers (typically the GTx). Our leases of instruments to customers consist of fixed license/lease payments and variable milestone payments that are dependent on our customer's achievement of clinical milestones. Typically, instrument leases that provide for clinical or commercial use also include sales-based milestone payments (and/or sales-based royalties in some cases) upon the commercialization of the customer's product. Under our instrument lease arrangements, we lease our instruments to customers and provide associated software licenses to allow customers non-exclusive use of our technology for research and/or specific clinical programs, typically along with rights for commercial use upon regulatory approval of the customer's products. We also provide scientific and regulatory support to our clinical use licensees to help them improve process optimization and facilitate their regulatory submission process.

We expect leased elements revenue to increase in future periods as our market and customer base grow.

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

Gross Profit and Gross Margin

Gross profit is calculated as revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including sales mix among instruments, disposables and milestones, the specific mix among types of instruments or disposables, the proportion of revenues associated with instrument leases as opposed to sales, the share of revenues composed of milestones, changes in the costs to produce our various products, the launch of new products or changes in existing products, our cost structure for manufacturing including changes in production volumes, the proportion of sales made through third-party distributors, and the pricing of our products which may be impacted by market conditions.

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

We previously developed CARMA, our proprietary platform technology for the development of non-viral, mRNA-based, CAR, or TCR redirected immune cell therapies.

In the first quarter of 2021, we conducted a strategic review of our CARMA activities and made the decision to cease further preclinical and clinical activities with respect to the CARMA platform and associated candidates (MCY-M11 and other identified targets) for our own internal purposes and instead to focus on out-licensing the CARMA platform manufacturing processes and associated intellectual property to third-party customers. For periods through the first half of 2021, our research and development expenses include costs associated with developing the CARMA platform principally for a clinical trial that has concluded. There were no material CARMA-related expenses after the first half of 2021.

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

We previously had a $5.0 million term loan (the “Term Loan”). In March 2021, we repaid the Term Loan in full.

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

Provision for Income Taxes

We did not recognize a benefit for the net operating losses we incurred for the years ended December 31, 2022 and 2021. As of December 31, 2022, we had U.S. net operating loss carryforwards of $93.9 million, which may be available to offset future taxable income and begin to expire in 2025, as well as net operating losses in the various states in which we file. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date since, due to our history of net losses, we have determined that it is not currently more likely than not that our net deferred tax assets are recoverable.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Total revenue	$44,262	$33,894
Cost of goods sold	5,098	3,647
Gross profit	39,163	30,247
Operating expense
Research and development	19,514	15,407
Sales and marketing	18,653	13,003
General and administrative	25,829	18,676
Depreciation and amortization	2,528	1,349
Total operating expense	66,524	48,435
Operating loss	(27,361)	(18,189)
Other income (expense)
Interest and other expense	(127)	(1,044)
Interest and other income	3,917	151
Total other income (expense)	3,790	(894)
Net loss	$(23,571)	$(19,082)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cell therapy	$30,546	$22,984	$7,562	33%
Drug discovery	9,100	8,395	705	8%
Program-related	4,616	2,515	2,101	83%
Total revenue	$44,262	$33,894	$10,367	31%

Total revenue for the year ended December 31, 2022 was $44.3 million, an increase of $10.4 million, or 31%, compared to revenue of $33.9 million during the year ended December 31, 2021.

Our overall increase in revenue was primarily driven by growth in sales and licenses of instruments and sales of disposables to cell therapy customers. In the cell therapy market, revenue from instrument sales and licenses of instruments increased by $4.0 million, which was primarily due to growth in the number of cell therapy customers, particularly SPL partners, as well as continued high levels of capital invested in companies operating in our target markets, while disposables sales increased by $3.3 million as a result of the continued progression of our cell therapy partners’ clinical development programs and growth in our customer base. In the drug discovery market, the $0.7 million increase was principally due to an increase in sales of disposables, including both single-well and multi-well processing assemblies, and an increase in sales of instruments, including the VLx, which was launched in September 2022.

The $2.1 million increase in program-related revenues resulted from achievement of contractually specified clinical progress milestones and reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Cost of goods sold	$5,098	$3,647	$1,451	40%
Gross profit	$39,163	$30,247	$8,916	29%
Gross margin	88%	89%

Cost of goods sold increased by $1.5 million, or 40%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by higher sales of instruments and disposables.

Gross profit increased by $8.9 million, or 29%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by increased revenue from instrument sales and licenses and disposable sales as well as increased program-related revenue.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Research and development	$19,514	$15,407	$4,107	27%

Research and development expenses increased by $4.1 million, or 27%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by a $3.1 million increase in compensation expenses associated with headcount increases, a $1.8 million increase in stock-based compensation expense, a $1.2 million increase in lab supplies expenses and product development costs, a $0.8 million increase in occupancy expense, a $0.5 million increase in travel expenses, and a $0.6 million increase in professional service fees and other expenses, partially offset by a $4.4 million decrease in CARMA expenses as a result of the wind-down of our CARMA operations in 2021.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Sales and marketing	$18,653	$13,003	$5,650	43%

Sales and marketing expenses increased by $5.7 million, or 43%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by a $2.5 million increase in compensation expenses as a result of increases in headcount and commissions on sales, a $2.0 million increase in marketing and travel expenses, and a $1.1 million increase in stock-based compensation expense.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
General and administrative	$25,829	$18,676	$7,153	38%

General and administrative expense increased by $7.2 million, or 38%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by a $2.1 million increase in expense associated with the costs of our common stock being listed on the Nasdaq stock exchange, including insurance and related legal expenses, a $2.0 million increase in compensation expense associated with headcount and salary increases, a $1.1 million increase in occupancy expense related to our new office lease, a $1.0 million increase in stock-based compensation expense, and a $0.7 million increase in other general office expenses, including taxes.

Depreciation and Amortization

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$2,528	$1,349	$1,179	87%

Depreciation and amortization expense increased by $1.2 million, or 87%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by increases in leasehold improvements and investments in laboratory equipment and consignment instruments.

Interest and Other Income (Expense)

	Year Ended December 31,		Change
	2022	2021	Amount	%
(in thousands, except percentages)
Interest and other expense	$127	$1,044	$(918)	(88%)
Interest and other income	3,917	151	3,766	NM

Interest and other expense decreased by $0.9 million, or 88%, for the year ended December 31, 2022, compared to the year ended December 31, 2022. The decrease was primarily driven by the repayment of the Term Loan in March 2021 and the cashless exercise of a warrant in August 2021, which resulted in us no longer incurring interest expense on indebtedness or warrant fair value adjustments. The increase of $3.8 million in interest and other income was primarily driven by significantly higher average balances of short-term investments resulting from the IPO proceeds received in

August 2021 and increases in interest rates during 2022. Interest and other income were not material for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the years ended December 31, 2022 and 2021, we incurred net losses of $23.6 million and $19.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $137.9 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers. On August 3, 2021, we completed our Nasdaq IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $227.3 million.

We expect to incur near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and internally generated cash flows will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	transaction and capital expenditures necessitated by strategic activities;
•	market acceptance of our products;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
•	sales to existing and new customers and the progress of our SPL partners in developing their pipelines of product candidates;
•	our ability to enter into additional SPL partnerships and licenses for clinical use of our platform in the future;
•	changes in the amount of capital available to existing and emerging customers in our target markets;
•	the effect of competing technological and market developments; and
•	the level of our selling, general and administrative expenses.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Year Ended
	December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(14,783)	$(10,680)
Investing activities	(24,823)	(195,013)
Financing activities	2,889	234,720
Net (decrease) increase in cash and cash equivalents	$(36,718)	$29,027

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $14.8 million, and consisted primarily of our net loss of $23.6 million, offset in part by net non-cash expenses of $12.0 million, including stock-based compensation of $11.8 million, depreciation and amortization expenses of $2.7 million, offset by the amortization of $2.7 million of discounts on short-term investments. We also had net cash outflows of $3.2 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of- use assets and lease liabilities of $6.2 million, an increase in other liabilities of $0.9 million and a decrease in prepaid expenses and other current assets of $0.5 million, partially offset by a $4.8 million increase in accounts receivable, a $3.5 million increase in inventory, a $1.9 million increase in tenant improvement allowances receivable and a $0.5 million decrease in other assets.

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

Investing Activities

Cash used in investing activities during the year ended December 31, 2022 was $24.8 million, which was primarily attributable to maturities of short-term marketable securities of $284.6 million, partially offset by purchases of short-term marketable securities of $290.9 million, capitalized lease-related construction expenses of $14.2 million, purchases of equipment and furniture of $3.9 million and capitalized internal-use software of $1.0 million. Purchases of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Cash used in investing activities during the year ended December 31, 2021 was $195.0 million, which was primarily attributable to net purchases of short-term marketable securities of $191.2 million, as well as purchases of property and equipment of $1.5 million and capitalized new product development costs of $2.3 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $2.9 million, which consisted exclusively of proceeds from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2021 was $234.7 million, which was primarily attributable to net proceeds of $236.1 million, including $51.8 million from the issuance of common stock in the first quarter and $184.3 million from the IPO in the third quarter of 2021, and proceeds of $3.6 million from the exercise of stock options, partially offset by the repayment of the Term Loan of $4.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2022 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is expected to begin before November 1, 2023. The lease term for all phases expires on August 31, 2035. We designed and constructed the leasehold improvements with the approval of the landlord. The lease provides that the landlord will reimburse us for costs of property improvements up to amounts specified in the lease. The total incremental non-cancellable lease payments under the lease agreement are $29.6 million through the lease term. We expect to be able to fund our obligations under the new lease, both in the short term and in the long term, from cash on hand, short-term investments and operating cash flows. See Part I, Item 2, “Facilities” in this Annual Report for additional information regarding the new office lease.

On June 8, 2021, we exercised our option to early terminate one of our office and lab space lease arrangements associated with our former headquarters facility. That amended office lease expired on June 7, 2022. In June 2022, we exercised our option to early terminate our remaining subleased office, laboratory, manufacturing and other spaces associated with our former headquarters facility, which became effective in July and August 2022. These subleases previously had expiration dates in October 2023.

In August 2021, we terminated a finance lease and following that termination, we had no finance lease obligations as of December 31, 2022.

We had no debt obligations as of December 31, 2022 or 2021.

Purchase orders or contracts for the purchase of supplies and other goods and services are based on our current procurement or development needs and are generally fulfilled by our vendors within short time horizons.

Critical Accounting Estimates

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

For revenue generated pursuant to contracts with customers, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. At contract inception, we assess the goods or services promised within each contract, determine which goods or services are performance obligations and assess whether each promised good or service is distinct.

We enter into instrument lease and licensing arrangements that are accounted for using lease accounting rather than accounted for as pursuant to contracts with customers. Under these arrangements, we license to third parties the rights to use our products and embedded software. The terms of these arrangements typically include payment to us of one or more of the following: instrument lease fees, and clinical progress milestones and may, under the terms of existing agreements, include regulatory and/or sales milestone payments and/or royalties. Revenue from instrument leases is recognized ratably over the determined contractual term of the lease agreement and revenue from associated milestones is recognized when each specific milestone event is achieved by the customer.

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

Stock-based Compensation

We maintain an incentive compensation plan under which stock options and restricted stock units are granted primarily to employees, consultants and non-employee directors. We measure stock-based compensation expense on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We record forfeitures as they occur.

We estimate the fair value of stock options granted to our employees and directors based on the closing price of our common stock on the grant date and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. For grants prior to July 30, 2021, the fair value was based on the value of our common stock on the AIM; for grants after that date, the fair value is based on the value of our common stock on the Nasdaq Global Select Market on the grant date. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions include expected volatility using either publicly traded peer group companies’ common stock (for grants before July 1, 2022) or the Company’s own common stock (for grants beginning on July 1, 2022), expected dividend yield, risk-free rate of interest and the expected term using the simplified method.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements in this Annual Report.

Emerging Growth Company Status

We are an “emerging growth company,” or EGC, under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain an EGC until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering in the United States; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we have elected to present only the two most recent fiscal years of audited financial statements in this Annual Report. In addition, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. The primary objective of our investment approach is to preserve principal and provide liquidity. As a result, a 10% change in the level of market interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

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

Inflation Risk

During the last two years, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

Item 8. Financial Statements and Supplementary Data.

MaxCyte, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MaxCyte, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MaxCyte, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 15, 2023

MaxCyte, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$11,064,700	$47,782,400
Short-term investments, at amortized cost	216,274,900	207,261,400
Accounts receivable	11,654,600	6,877,000
Accounts receivable - TIA (Note 9)	1,912,400	—
Inventory	8,580,800	5,204,600
Prepaid expenses and other current assets	2,778,800	3,307,400
Total current assets	252,266,200	270,432,800

Property and equipment, net	23,724,700	7,681,200
Right-of-use asset - operating leases	9,853,500	5,689,300
Other assets	809,000	316,700
Total assets	$286,653,400	$284,120,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$531,800	$1,820,300
Accrued expenses and other	8,025,300	6,523,500
Operating lease liability, current	156,800	527,200
Deferred revenue, current portion	6,712,600	6,746,800
Total current liabilities	15,426,500	15,617,800

Operating lease liability, net of current portion	15,938,100	5,154,900
Other liabilities	1,321,600	450,200
Total liabilities	32,686,200	21,222,900

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 102,397,913 and 101,202,705 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,024,000	1,012,000
Additional paid-in capital	390,818,500	376,189,600
Accumulated deficit	(137,875,300)	(114,304,500)
Total stockholders’ equity	253,967,200	262,897,100
Total liabilities and stockholders’ equity	$286,653,400	$284,120,000

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Revenue	$44,261,500	$33,894,100
Cost of goods sold	5,098,400	3,647,400
Gross profit	39,163,100	30,246,700

Operating expenses:
Research and development	19,514,400	15,407,300
Sales and marketing	18,652,900	13,002,900
General and administrative	25,828,700	18,676,000
Depreciation and amortization	2,527,600	1,349,100
Total operating expenses	66,523,600	48,435,300
Operating loss	(27,360,500)	(18,188,600)

Other income (expense):
Interest and other expense	(126,900)	(1,044,400)
Interest income	3,916,600	150,800
Total other income (expense)	3,789,700	(893,600)
Provision for income taxes	—	—
Net loss	$(23,570,800)	$(19,082,200)
Basic and diluted net loss per share	$(0.23)	$(0.21)
Weighted average shares outstanding, basic and diluted	101,702,664	90,619,057

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	77,382,473	$773,800	$127,673,900	$(95,222,300)	$33,225,400
Issuance of common stock, net of issuance costs	5,740,000	57,400	51,751,500	—	51,808,900
Issuance of common stock upon initial public offering, net of issuance costs	15,525,000	155,300	184,113,100	—	184,268,400
Stock-based compensation expense	—	—	7,958,800	—	7,958,800
Exercise of stock options	2,490,629	24,900	3,606,300	—	3,631,200
Cashless exercise of warrant	64,603	600	1,086,000	—	1,086,600
Net loss	—	—	—	(19,082,200)	(19,082,200)
Balance at December 31, 2021	101,202,705	1,012,000	376,189,600	(114,304,500)	262,897,100
Stock-based compensation expense	—	—	11,752,400	—	11,752,400
Exercise of stock options	1,195,208	12,000	2,876,500	—	2,888,500
Net loss	—	—	—	(23,570,800)	(23,570,800)
Balance at December 31, 2022	102,397,913	$1,024,000	$390,818,500	$(137,875,300)	$253,967,200

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,570,800)	$(19,082,200)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,697,900	1,423,900
Net book value of consigned equipment sold	76,400	51,600
Loss on disposal of fixed assets	139,500	32,500
Fair value adjustment of liability classified warrant	—	645,400
Stock-based compensation	11,752,400	7,958,800
Amortization of discounts on short-term investments	(2,667,400)	(70,300)
Non-cash interest expense	—	5,400

Changes in operating assets and liabilities:
Accounts receivable	(4,777,600)	(1,705,100)
Accounts receivable – TIA	(1,912,400)	—
Inventory	(3,493,300)	(1,405,800)
Prepaid expense and other current assets	528,600	(2,304,400)
Right of use asset – operating leases	(4,164,200)	(3,806,200)
Right of use asset – finance lease	—	63,500
Other assets	(492,300)	(282,800)
Accounts payable, accrued expenses and other	(149,700)	2,090,900
Operating lease liability	10,412,800	3,874,900
Deferred revenue	(34,200)	1,903,800
Other liabilities	871,400	(73,500)
Net cash used in operating activities	(14,782,900)	(10,679,600)

Cash flows from investing activities:
Purchases of short-term investments	(290,942,100)	(268,683,600)
Maturities of short-term investments	284,596,000	77,500,000
Purchases of property and equipment	(18,477,200)	(3,834,200)
Proceeds from sale of equipment	—	4,600
Net cash used in investing activities	(24,823,300)	(195,013,200)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	51,808,900
Net proceeds from issuance of common stock upon initial public offering	—	184,268,400
Principal payments on notes payable	—	(4,922,400)
Proceeds from exercise of stock options	2,888,500	3,631,200
Principal payments on finance leases	—	(66,100)
Net cash provided by financing activities	2,888,500	234,720,000
Net (decrease) increase in cash and cash equivalents	(36,717,700)	29,027,200
Cash and cash equivalents, beginning of year	47,782,400	18,755,200
Cash and cash equivalents, end of year	$11,064,700	$47,782,400

Supplemental cash flow information:
Cash paid for interest	$—	$420,900

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$363,000	$296,400
Reduction of lease right-of-use asset due to early termination	$540,000	$304,600
Right-of-use assets obtained in exchange for new operating lease obligations	$5,476,300	$4,804,800
Other liability reduction due to exercise of warrant	$—	$1,086,600

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, revenue recognition, stock-based compensation, allowance for doubtful accounts, allowance for inventory obsolescence, accruals for contingent liabilities, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables. The Company’s cash and cash equivalents balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk. The Company invests its excess cash in money market funds, commercial paper and corporate debt. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the years ended December 31, 2022 and 2021, one customer represented 23% and 21% of revenue, respectively. As of December 31, 2022, one customer accounted for 14% of accounts receivable. Two customers accounted for 16% and 13% of accounts receivable, respectively, at December 31, 2021.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. Of the inventory on hand at December 31, 2022 and 2021, the Company purchased approximately 34% and 33%, respectively, from a single supplier. At December 31, 2022, amounts payable to two suppliers totaled 34% of total accounts payable. As of December 31, 2021, amounts payable to one supplier totaled 14% of total accounts payable.

Foreign Currency

The Company’s functional currency is the US Dollar; transactions denominated in foreign currencies are transacted at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in foreign currency is consummated and the date on which it is either settled or at the reporting date are recognized in the consolidated statements of operations as general and administrative expense. For the years ended December 31, 2022 and 2021, the Company recognized $79,100 and $72,000 in foreign currency transaction loss, respectively.

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

Cash and Cash Equivalents and Short-term Investments

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

Inventory

The Company sells or licenses products to customers. The Company uses the average cost method of accounting for its inventory and adjustments resulting from periodic physical inventory counts are reflected in costs of goods sold in the period of the adjustment. Inventory is carried at the lower of cost or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of goods sold and establish a new cost basis for the inventory.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The allowance for doubtful accounts reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The Company determined no allowance was necessary at December 31, 2022 and 2021.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company recognized no impairment in either of the years ended December 31, 2022 or 2021.

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

During the third quarter of 2021, the Company netted $17.6 million in issuance costs against IPO proceeds (see Note 1) and additional paid-in capital. As of December 31, 2022 and 2021, there were no capitalized deferred offering costs in the consolidated balance sheets.

Revenue Recognition

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligations.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured based on grant-date fair value. The Company grants stock-based awards in exchange for employee, consultant and non-employee director services. The value of the award is recognized as expense on a straight-line basis over the requisite service period.

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market for the fair value of equity awards. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes option pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the expected volatility, expected dividend yield, risk-free rate of interest and the expected life of the award. Historically, the Company exclusively used identified comparable companies’ stock price volatility to calculate expected volatility for the periods presented due to lack of history with its own common stock available to determine its volatility. Beginning with the third quarter of 2022, the Company has observed sufficient historical information regarding its common stock to use the Company’s common stock for the estimate of volatility in the Black-Scholes option pricing model. Management’s methodology for developing other assumptions has not changed from prior periods. A discussion of management’s methodology for developing each of the assumptions used in the Black-Scholes option pricing model is as follows:

Expected Volatility

Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. For 2021 and the first two quarters of 2022, the Company identified several public entities of similar size, complexity and stage of development to calculate historical volatility using the volatility of these companies. Beginning with the third quarter of 2022, the Company estimates its expected stock volatility based on historical volatility of its own common stock.

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

Expected Forfeiture Rate

The Company records forfeitures as they occur.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

	December 31,
	2022	2021
Expected volatility	44-58%	55-57%
Risk-free interest rate	1.9-4.0%	0.7-1.3%
Expected term (in years)	6	6

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

The Company is subject to taxation in various jurisdictions in the United States and abroad and remains subject to examination by taxing jurisdictions for 2018 and all subsequent periods. The Company has a federal Net Operating Loss

(“NOL”) carryforward of approximately $93.9 million as of December 31, 2022, of which approximately $32.7 million begins to expire in 2025. Certain of the Company’s NOLs were initially limited on an annual basis pursuant to Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, as a result of a cumulative change in ownership that occurred in 2016; however, as of December 31, 2022 the Company has determined that the cumulative limitation amount exceeds the NOLs subject to the limitation and, as a result, no annual limitation remains.

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

The Company has made certain accounting policy elections for leases where it is the lessee whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. See Note 9 for additional details about leases where the Company is the lessee.

All transactions in which the Company is the lessor are short-term (one year or less) and have been classified as operating leases. All leases require upfront payments covering the full period of the lease and thus, there are no future payments expected to be received from existing leases. See Note 3 for details about revenue recognition related to lease agreements.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of stock options and restricted stock units excluded from the computation of diluted loss per share, was 15.0 million and 12.4 million for the years ended December 31, 2022 and 2021, respectively.

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

Disaggregated revenue for the year ended December 31, 2022 was as follows:

	Year ended December 31, 2022
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$27,730,400	$—	$27,730,400
Lease elements	—	15,512,600	15,512,600
Other	1,018,500	—	1,018,500
Total	$28,748,900	$15,512,600	$44,261,500

Disaggregated revenue for the year ended December 31, 2021 was as follows:

	Year ended December 31, 2021
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$20,786,800	$—	$20,786,800
Lease elements	—	12,322,700	12,322,700
Other	784,600	—	784,600
Total	$21,571,400	$12,322,700	$33,894,100

Additional disclosures relating to Revenue from Contracts with Customers

Changes in deferred revenue for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Balance at January 1	$7,197,000	$5,014,300
Revenue recognized in the current period from amounts included in the beginning balance	(6,738,400)	(4,828,000)
Current period deferrals, net of amounts recognized in the current period	6,577,100	7,010,700
Balance at December 31	$7,035,700	$7,197,000

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year was $551,400 at December 31, 2022, of which the Company expects to recognize $228,400 in 2023, $113,800 in 2024, $45,800 in 2025, $25,400 in 2026, and $138,000 thereafter.

In the years ended December 31, 2022 and 2021, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfil contracts.

4.	Debt

In 2019, the Company entered into a credit facility with MidCap Financial SBIC, LP (“MidCap”) that provided for a $5 million term loan maturing on November 1, 2024. In March 2021, the Company repaid the MidCap loan in full. The Company incurred fees of $260,000 associated with early repayment of the loan. The unamortized debt discounts and fees were expensed and recorded as interest expense.

5.	Stockholders’ Equity

Common Stock

In February 2021, the Company completed an equity capital raise on the AIM, a market operated by the London Stock Exchange Plc, issuing 5,740,000 shares of its common stock at a price of ₤7.00 (or approximately $9.64) per share. The transaction generated gross proceeds of ₤40.2 million (or $55.3 million). In conjunction with the transaction, the Company incurred costs of $3.5 million, which resulted in the Company receiving net proceeds of $51.8 million.

In August 2021, the Company completed the IPO and received aggregate net proceeds of $184.3 million (see Note 1). During the year ended December 31, 2021, the Company also issued 2,490,629 shares of common stock as a result of stock option exercises, receiving gross proceeds of $3.6 million.

During the year ended December 31, 2022, the Company issued 1,195,208 shares of common stock as a result of stock option exercises, receiving gross proceeds of $2.9 million.

Preferred Stock

In July 2021, upon stockholder approval, the Company amended its certificate of incorporation to authorize 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

Warrant

In connection with the 2019 credit facility (see Note 4) the Company issued the lender a warrant to purchase 71,168 shares of Common Stock at an exercise price of £1.09081 per share. The warrant was exercisable at any time through the tenth anniversary of issuance. The warrant was classified as a liability as its strike price is in a currency other than the Company’s functional currency. The warrant was recorded at fair value at the end of each reporting period with changes from the prior balance sheet date recorded on the consolidated statements of operations (see Note 7).

In a cashless settlement in August 2021, the lender fully exercised the warrant in exchange for 64,603 shares of common stock.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and directors of the Company and to other individuals as determined by the board of directors.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The board of directors reserved 2,500,000 shares for issuance under the Inducement Plan, and as of December 31, 2021 no awards had been granted. As of December 31, 2022, options to purchase 855,900 shares had been granted under the Inducement Plan.

In May 2022, the Company’s board of directors adopted, and in June 2022 the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, no additional awards can be granted under the 2016 Plan or the Inducement Plan, but all outstanding awards will continue to remain subject to the terms of the applicable plan.

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan.

The Company has not issued performance awards under any plan.

Stock Option Activity

A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2020	12,864,230	$2.11	7.1	$65,576,300
Granted	4,117,956	13.96
Exercised	(2,490,629)	1.44		$25,133,200
Forfeited	(2,057,818)	4.54
Outstanding at December 31, 2021	12,433,739	$6.03	7.5	$66,547,300
Granted	4,408,400	6.45
Exercised	(1,195,208)	2.38		$4,163,300
Forfeited	(1,285,839)	7.31
Outstanding at December 31, 2022	14,361,092	5.94	7.2	$23,825,000
Exercisable at December 31, 2022	7,653,735	$4.15	5.8	$21,348,700

The weighted-average fair value of the options granted during the years ended December 31, 2022 and 2021 was estimated to be $3.48 and $7.39, respectively.

The value of a stock option is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2022, total unrecognized compensation expense for outstanding stock options was $26,287,100, which will be recognized over the next 2.7 years.

Restricted Stock Unit Activity

During the year ended December 31, 2022, the Company issued restricted stock unit awards (“RSUs”) under the 2022 Plan. Each RSU represents the contingent right to receive one share of common stock. The Company had not issued RSUs in any prior period.

RSUs activity for the year ended December 31, 2022 is presented below:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	RSUs	Market Price	(in years)
Outstanding at January 1, 2022	—	$—
Granted	662,900	5.56
Forfeited	(19,300)	5.39
Outstanding at December 31, 2022	643,600	5.57	3.2
Exercisable at December 31, 2022	—	$—

The weighted-average fair value of the RSUs granted during the year ended December 31, 2022 was $5.56.

The value of an RSU is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2022, total unrecognized compensation expense for outstanding RSUs was $2,914,700, which will be recognized over the next 2.1 years.

Stock-based Compensation Expense

Stock-based compensation expense recognized in connection with stock options and RSUs for the years ended December 31, 2022 and 2021 was classified as follows on the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
General and administrative	$5,621,400	$4,609,900
Research and development	3,614,200	1,894,100
Sales and marketing	2,516,800	1,454,800
Total	$11,752,400	$7,958,800

6. Consolidated Balance Sheet Components

Inventory

The following tables show the components of inventory:

	December 31,	December 31,
	2022	2021
Raw materials inventory	$5,650,500	$2,684,100
Finished goods inventory	2,930,300	2,520,500
Total inventory	$8,580,800	$5,204,600

The Company determined no allowance for obsolescence was necessary at December 31, 2022 or 2021.

Property and Equipment, Net

Property and equipment, net comprised the following:

	December 31,	December 31,
	2022	2021
Leasehold improvements	$14,195,500	$641,400
Furniture and equipment	9,516,500	4,914,500
Internal-use software	3,220,500	2,125,600
Instruments	2,440,300	3,208,900
Construction and internal-use software in process	627,400	1,163,200
Accumulated depreciation and amortization	(6,275,500)	(4,372,400)
Property and equipment, net	$23,724,700	$7,681,200

For the years ended December 31, 2022 and 2021, the Company transferred $265,300 and $517,000, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the years ended December 31, 2022 and 2021, the Company incurred depreciation and amortization expense of $2,697,900 and $1,423,900, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had an outstanding warrant accounted for as a liability and measured at fair value on a recurring basis, using Level 3 inputs. The lender exercised the warrant, in whole, in August 2021 (see Note 5). The Company did not have any outstanding warrants at December 31, 2022 and 2021.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2021:

Mark-to-market liabilities — warrant
Year Ended December 31,
2021
Balance at January 1	$441,200
Issuance	—
Change in fair value	645,400
Exercise of warrant	(1,086,600)
Balance at December 31	$—

The gains and losses resulting from the changes in the fair value of the liability classified warrant were classified as other income or expense in the accompanying 2021 consolidated statements of operations. The fair value of the warrant was determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and included the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

The Company has no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No such fair value impairment was recognized during the years ended December 31, 2022 or 2021.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$5,741,800	$—	$—	$5,741,800
Commercial paper	Short-term investments	172,740,700	156,400	(235,700)	172,661,400
Corporate debt	Short-term investments	5,792,000	—	(42,700)	5,749,300
US Treasury securities and government agency bonds	Short-term investments	37,742,200	4,500	(196,100)	37,550,600
Total cash equivalents and short-term investments		$222,016,700	$160,900	$(474,500)	$221,703,100

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2021:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds	Cash equivalents	$19,341,500	$—	$—	$19,341,500
Commercial paper	Cash equivalents	25,492,200	4,400	—	25,496,600
Corporate debt	Short-term investments	4,909,200	—	(1,800)	4,907,400
Commercial paper	Short‑term investments	202,352,200	22,900	—	202,375,100
Total cash equivalents and short-term investments		$252,095,100	$27,300	$(1,800)	$252,120,600

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized during the years ended December 31, 2022 or 2021.

8.	Income Taxes

The Company’s provision (benefit) for income taxes in 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Current provision (benefit):
Federal	$—	$—
State	—	—
Total current provision	—	—
Deferred tax provision (benefit):
Federal	(2,581,400)	(7,780,600)
State	(659,100)	(702,100)
Change in valuation allowance	3,240,500	8,482,700
Total deferred provision	—	—
Total provision (benefit) for income taxes	$—	$—

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2022 and 2021, the Company established a full valuation allowance against its net deferred tax assets.

Net deferred tax assets as of December 31, 2022 and 2021 are presented in the table below:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$22,297,700	$22,306,600
Research and experimental expenditures	3,733,100	—
Stock-based compensation	5,649,200	3,177,500
Deferred revenue	1,807,600	1,873,100
Lease liability	4,135,100	1,478,800
Tenant incentive	1,329,500	—
Accruals and other	1,250,200	1,103,900
Deferred tax liabilities:
ROU asset	(2,531,600)	(1,480,700)
Depreciation	(4,605,300)	(70,100)
	33,065,500	28,389,100
Valuation allowance	(33,065,500)	(28,389,100)
Net deferred tax assets	$—	$—

The difference between the expected income tax provision (benefit) from applying the U.S. Federal statutory rate to pre-tax income (loss) and the actual income tax provision (benefit) for the years ended December 31, 2022 and 2021 relates primarily to the effect of the following:

	Year Ended December 31,
	2022	2021
Federal income taxes (benefit) at statutory rates	$(4,949,900)	$(4,007,300)
State income taxes (benefit), net of Federal benefit	(968,200)	(959,100)
Excess tax benefits	(562,900)	(6,082,100)
Permanent differences, rate changes and other	3,240,500	2,565,800
Change in valuation allowance	3,240,500	8,482,700
Total Income Tax Expense	$—	$—

On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act includes, among other provisions, (i) a new corporate alternative minimum tax of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period, and (ii) a new excise tax of 1 percent on the fair market value of net corporate stock repurchases. The provisions of the Inflation Reduction Act are effective for tax years beginning after December 31, 2022. The Company does not expect the Inflation Reduction Act to have a material impact on its provision for income taxes.

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The Company capitalized approximately $16.1 million of R&D expenses incurred during the year ended December 31, 2022.

9.	Commitments and Contingencies

Leases

Operating Leases

The Company was a party to various leases for office and laboratory and other space that were terminated in 2022. One portion of leased space was an operating lease (the “Original Headquarters Lease”), which was originally scheduled to expire in October 2023. The Original Headquarters Lease was early terminated as allowed for under the lease on June 9, 2022. The Company was also a sublessee of certain additional office, laboratory, and other space under several subleases (the “Original Headquarters Subleases”) that were originally scheduled to expire in October 2023, all of which were terminated as allowed for under the subleases on various dates between June and August 2022.

A member of the Company’s board of directors is the Chief Executive Officer and a member of the board of directors of the sublandlord under the Original Headquarters Subleases, and the Company’s Chairman is also a member of the sublandlord’s board of directors. The Company’s rent payments to the sublandlord totaled $296,300 and $692,000 in the years ended December 31, 2022 and 2021, respectively.

In May 2021, the Company entered into a lease for its new headquarters (the “New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 will commence no later than November 1, 2023. The current lease term for all phases will expire on August 31, 2035. The Company designed and constructed the leasehold improvements with the approval of the landlord. The New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of December 31, 2022, the Company had received TIA reimbursements of $4.3 million. Under the New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options.

The initial monthly base rents for Phases 1 and 2 are $66,000 and $72,100, respectively, with such base rent increasing during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the lease premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Phase 1 and 2 lease commencements resulted in the Company establishing approximately $10.3 million of ROU assets and $10.2 million of lease liabilities. The Company used an incremental borrowing rate of 6.5% in calculating its Phase 1 and 2 lease liability. The total incremental non-cancellable lease payments under the New Headquarters Lease are approximately $29.6 million over the lease term.

Finance Leases

In 2020, the Company entered into a three-year laboratory equipment lease that provided for monthly payments of approximately $9,200 per month and included an end of lease bargain purchase option. The lease was classified as a finance lease. The Company used a discount rate of 5.5% in calculating its lease liability under this finance lease resulting in the establishment of approximately a $301,700 ROU asset and offsetting lease liabilities.

In August 2021, the Company exercised its purchase option under the finance lease and acquired the associated leased laboratory equipment. At December 31, 2022 and 2021, the Company had no ROU finance asset or lease liability.

All Leases

The components of lease cost and balance sheet information for the Company’s lease portfolio were as follows:

	Year ended December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use asset	$—	$55,600
Interest expense	—	7,000
Operating lease cost	1,623,500	714,100
Short-term lease cost	47,400	43,300
Variable lease cost	530,200	302,400
Total lease cost	$2,201,100	$1,122,400

	As of December 31,	As of December 31,
	2022	2021
Operating leases
Assets:
Operating lease right-of-use assets	$9,853,500	$5,689,300
Liabilities
Current portion of operating lease liabilities	$156,800	$527,200
Operating lease liabilities, net of current portion	15,938,100	5,154,900
Total operating lease liabilities	$16,094,900	$5,682,100
Other information
Weighted-average remaining lease term (in years)	12.7	11.7
Weighted-average discount rate	6.5%	6.6%

As of December 31, 2022, maturities of lease liabilities that had commenced prior to December 31, 2022 were as follows:

Operating Leases

2023	$1,226,700
2024	1,734,500
2025	1,777,700
2026	1,822,100
2027	1,867,700
2028 and thereafter	15,963,200
Total undiscounted lease payments	24,391,900
Discount factor	(8,297,000)
Present value of lease liabilities	$16,094,900

401(k) Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan covering eligible employees. Participating employees may voluntarily contribute up to limits provided by the Internal Revenue Code of 1986, as amended. The Company matches employee contributions equal to 50% of the salary deferral contributions, with a maximum Company contribution of 5% of the employees’ eligible compensation. In the years ended December 31, 2022 and 2021, Company matching contributions amounted to $723,100 and $378,900, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) List of Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
4.1	Description of Certain of Registrant's Securities.	10-K	001-40674	4.1	March 22, 2022
10.1#	MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.1	July 26, 2021
10.2#	Form of New Hire Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.2	July 26, 2021
10.3#	Form of Performance Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.3	July 26, 2021
10.4#	Form of Director Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.4	July 26, 2021
10.5#	MaxCyte, Inc. Inducement Plan.	10-K	001-40674	10.5	March 22, 2022
10.6#	MaxCyte, Inc. Form of Stock Option Grant Notice (2021 Inducement Plan), dated as of January 1, 2022.	10-Q	001-40674	10.4	August 10, 2022
10.7#	Form of 2022 Employee Stock Purchase Plan.	S-8	333-266133	99.2	July 14, 2022
10.8#	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.	S-1/A	333-257810	10.8	July 26, 2021
10.9#	MaxCyte, Inc. 2022 Equity Incentive Plan.	8-K	001-40674	10.1	June 30, 2022
10.10#	MaxCyte, Inc. Form of RSU Award Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.5	August 10, 2022

10.11#	MaxCyte, Inc. Form of Stock Option Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.6	August 10, 2022
10.12#	Severance Agreement, dated July 20, 2021, between the Registrant and Doug Doerfler.	S-1/A	333-257810	10.13	July 26, 2021
10.13#	Separation Agreement, by and between the Company and Amanda Murphy, dated as of May 6, 2022.	10-Q	001-40674	10.2	August 10, 2022
10.14#	Consulting Agreement, by and between the Company and Amanda Murphy, effective as of April 15, 2022.	10-Q	001-40674	10.3	August 10, 2022
10.15*#	Severance Agreement, dated March 8, 2017, between the Registrant and Ron Holtz.
10.16*	Deed of Lease, dated as of May 27, 2021, between Key West MD Owner LLC and Registrant.
10.17*	Amendment to Deed of Lease, dated as of November 16, 2021, between Key West MD Owner LLC and Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained on the signature page to this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte Inc.

Date: March 15, 2023	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
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

Signature	Title	Date

/s/ Douglas Doerfler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Douglas Doerfler

/s/ Ron Holtz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Ron Holtz

/s/ Richard Douglas	Chairman of the Board of Directors	March 15, 2023
Richard Douglas, PhD

/s/ Yasir Al-Wakeel	Director	March 15, 2023
Yasir Al-Wakeel, BM BCh

/s/ Patrick J. Balthrop, Sr.	Director	March 15, 2023
Patrick J. Balthrop, Sr.

/s/ Will Brooke	Director	March 15, 2023
Will Brooke

/s/ Stanley C. Erck	Director	March 15, 2023
Stanley C. Erck

/s/ Rekha Hemrajani	Director	March 15, 2023
Rekha Hemrajani

/s/ John Johnston	Director	March 15, 2023
John Johnston

/s/ Art Mandell	Director	March 15, 2023
Art Mandell