Form 10-Q
period 2023-03-31
MAXCYTE, INC.
filed 2023-05-10
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, the registrant had 103,050,899 shares of common stock, $0.01 par value per share, issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$37,833,400	$11,064,700
Short-term investments, at amortized cost	186,819,300	216,274,900
Accounts receivable	8,294,800	11,654,600
Accounts receivable - TIA (Note 7)	996,600	1,912,400
Inventory	10,264,900	8,580,800
Prepaid expenses and other current assets	2,230,600	2,778,800
Total current assets	246,439,600	252,266,200

Property and equipment, net	24,947,900	23,724,700
Right of use asset - operating leases	9,757,600	9,853,500
Other assets	399,300	809,000
Total assets	$281,544,400	$286,653,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,502,100	$531,800
Accrued expenses and other	6,912,900	8,025,300
Operating lease liability, current	475,200	156,800
Deferred revenue, current portion	5,749,200	6,712,600
Total current liabilities	16,639,400	15,426,500

Operating lease liability, net of current portion	15,777,200	15,938,100
Other liabilities	1,309,000	1,321,600
Total liabilities	33,725,600	32,686,200

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 102,904,745 and 102,397,913 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,029,100	1,024,000
Additional paid-in capital	395,546,600	390,818,500
Accumulated deficit	(148,756,900)	(137,875,300)
Total stockholders’ equity	247,818,800	253,967,200
Total liabilities and stockholders’ equity	$281,544,400	$286,653,400

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
Revenue	$8,576,300	$11,587,300
Cost of goods sold	999,800	1,062,600
Gross profit	7,576,500	10,524,700

Operating expenses:
Research and development	6,046,500	3,765,300
Sales and marketing	6,296,100	3,838,700
General and administrative	7,498,900	6,632,500
Depreciation and amortization	912,200	447,300
Total operating expenses	20,753,700	14,683,800
Operating loss	(13,177,200)	(4,159,100)

Other income:
Interest income	2,295,600	91,800
Total other income	2,295,600	91,800
Net loss	$(10,881,600)	$(4,067,300)
Basic and diluted net loss per share	$(0.11)	$(0.04)
Weighted average shares outstanding, basic and diluted	102,846,036	101,305,943

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	$1,015,100	$379,541,500	$(118,371,800)	$262,184,800

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024,000	$390,818,500	$(137,875,300)	$253,967,200
Stock-based compensation expense	—	—	3,276,600	—	3,276,600
Exercise of stock options	506,832	5,100	1,451,500	—	1,456,600
Net loss	—	—	—	(10,881,600)	(10,881,600)
Balance at March 31, 2023	102,904,745	$1,029,100	$395,546,600	$(148,756,900)	$247,818,800

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,881,600)	$(4,067,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961,700	487,400
Net book value of consigned equipment sold	16,800	32,800
Stock-based compensation	3,276,600	2,462,400
Amortization of discounts on short-term investments	(1,730,100)	(33,200)

Changes in operating assets and liabilities:
Accounts receivable	3,359,800	(1,750,800)
Accounts receivable - TIA	915,800	(2,119,200)
Inventory	(1,706,000)	(1,377,000)
Prepaid expense and other current assets	548,200	1,117,200
Right of use asset – operating leases	95,900	(5,212,600)
Other assets	409,700	(738,200)
Accounts payable, accrued expenses and other	1,227,000	(150,500)
Operating lease liability	157,500	7,569,000
Deferred revenue	(963,400)	84,900
Other liabilities	(12,600)	900
Net cash used in operating activities	(4,324,700)	(3,694,200)

Cash flows from investing activities:
Purchases of short-term investments	(57,814,300)	—
Maturities of short-term investments	89,000,000	200,796,000
Purchases of property and equipment	(1,558,000)	(5,999,500)
Proceeds from sale of equipment	9,100	—
Net cash provided by investing activities	29,636,800	194,796,500

Cash flows from financing activities:
Proceeds from exercise of stock options	1,456,600	892,600
Net cash provided by financing activities	1,456,600	892,600
Net increase in cash and cash equivalents	26,768,700	191,994,900
Cash and cash equivalents, beginning of period	11,064,700	47,782,400
Cash and cash equivalents, end of period	$37,833,400	$239,777,300

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$630,900	$43,200

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K and have not materially changed during the three months ended March 31, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains its cash and cash equivalents with two financial institutions that management believes to be of high credit quality. At times the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended March 31, 2023, two customers represented 23% and 11% of revenue, respectively. During the three months ended March 31, 2022, one customer represented 33% of revenue. As of March 31, 2023, two customers accounted for 23% and 12% of accounts receivable, respectively. As of December 31, 2022, one customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended March 31, 2023 and 2022, the Company purchased 60% and 39%, respectively, of its inventory from one supplier. As of March 31, 2023, amounts payable to one supplier totaled 21% of total accounts payable. At December 31, 2022, amounts payable to two suppliers totaled 34% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company determined that no allowance was necessary at March 31, 2023 or December 31, 2022.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $6,100 in foreign currency transaction gains and $23,200 in foreign currency transaction losses for the three months ended March 31, 2023 and 2022, respectively.

Leases

For transactions in which the Company is the lessee, at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. See Note 7 for additional details about leases under which the Company is the lessee.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and restricted stock units, and in the prior year periods stock purchase warrants, using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options and restricted stock units, was 17.1 million for the three months ended March 31, 2023 and 15.1 million for the three months ended March 31, 2022.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The current guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company adopted this new accounting pronouncement effective on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended March 31, 2023
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$4,789,700	$—	$4,789,700
Lease elements	—	3,612,800	3,612,800
Other	173,800	—	173,800
Total	$4,963,500	$3,612,800	$8,576,300

	Three months ended March 31, 2022
	Revenue from	Revenue
	Contracts	from
	with	Lease	Total
	Customers	Elements	Revenue
Product sales	$6,567,600	$—	$6,567,600
Lease elements	—	4,730,000	4,730,000
Other	289,700	—	289,700
Total	$6,857,300	$4,730,000	$11,587,300

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $6.1 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized $2.6 million and $2.6 million, respectively, of revenue that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at March 31, 2023 was $405,200, of which the Company expects to recognize $94,700 in one year or less, $94,700 in one to two years, $47,300 in two to three years, and $168,500 thereafter.

For the three months ended March 31, 2023 and 2022, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the year ended December 31, 2022, the Company issued 1,195,208 shares of common stock as a result of stock option exercises, receiving gross proceeds of $2.9 million.

During the three months ended March 31, 2023, the Company issued 506,832 shares of common stock as a result of stock option exercises, receiving gross proceeds of $1.5 million.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and directors of the Company and to other individuals as determined by the board of directors.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The board of directors reserved 2,500,000 shares for issuance under the Inducement Plan.

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

At March 31, 2023 and December 31, 2022, there were 733,225 and 3,455,656 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At March 31, 2023, total unrecognized compensation expense was $33,142,200, which will be recognized over an estimated weighted average period of 2.73 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended March 31, 2023 and 2022 was estimated to be $2.04 and $6.93, respectively per option share.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended March 31, 2023 was estimated to be $4.35 per RSU. The Company did not issue any RSUs before July 2022.

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended March 31,
	2023	2022
General and administrative	$1,466,700	$1,292,100
Sales and marketing	1,065,500	662,800
Research and development	744,400	507,500
Total	$3,276,600	$2,462,400

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	March 31,	December 31,
	2023	2022
Raw materials inventory	$6,044,400	$5,650,500
Finished goods inventory	3,549,500	2,930,300
Work in progress	671,000	—
Total inventory	$10,264,900	$8,580,800

The Company determined that no allowance for inventory obsolescence was necessary at March 31, 2023 or December 31, 2022.

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Leasehold improvements	$14,334,900	$14,195,500
Furniture and equipment	11,516,400	9,516,500
Internal-use software	3,800,400	3,220,500
Instruments	2,430,300	2,440,300
Construction in process and internal-use software	82,300	627,400
Accumulated depreciation and amortization	(7,216,400)	(6,275,500)
Property and equipment, net	$24,947,900	$23,724,700

During the three months ended March 31, 2023 and 2022, the Company transferred $27,000 and $49,400, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended March 31, 2023 and 2022, the Company incurred depreciation and amortization expense of $961,700 and $487,400, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities and government agency bonds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three months ended March 31, 2023 or 2022.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$28,327,600	$—	$—	$28,327,600
Commercial paper	Cash equivalents	4,978,400	1,200		4,979,600
Commercial paper	Short-term investments	143,177,100	135,000	(62,000)	143,250,100
Corporate debt	Short-term investments	5,812,300	—	(14,900)	5,797,400
US Treasury securities and government agency bonds	Short-term investments	37,829,900	2,600	(122,100)	37,710,400
Total cash equivalents and short-term investments		$220,125,300	$138,800	$(199,000)	$220,065,100

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$5,741,800	$—	$—	$5,741,800
Commercial paper	Short-term investments	172,740,700	156,400	(235,700)	172,661,400
Corporate debt	Short-term investments	5,792,000	—	(42,700)	5,749,300
US Treasury securities and government agency bonds	Short‑term investments	37,742,200	4,500	(196,100)	37,550,600
Total cash equivalents and short-term investments		$222,016,700	$160,900	$(474,500)	$221,703,100

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No fair value impairment was recognized during the three months ended March 31, 2023 and 2022.

7.  Commitments and Contingencies

Operating Leases

The Company was a party to various leases for office and laboratory and other space that were terminated in 2022. A member of the Company’s board of directors was previously the Chief Executive Officer and a member of the board of directors of the lessor of certain of these leases for which the rent payments totaled $163,700 in the three months ended March 31, 2022.

In May 2021, the Company entered into a lease for its new headquarters (the “New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is expected to begin in the second half of 2023. The lease term for all phases expires on August 31, 2035. The Company designed and constructed the leasehold improvements with the approval of the landlord. The New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of March 31, 2023, the Company had received TIA reimbursements of $5.2 million. Under the New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the New Headquarters Lease are approximately $29.6 million over the lease term.

The Company had no finance leases as of March 31, 2023 and December 31, 2022.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost	$489,400	$416,300
Short-term lease cost	10,000	12,100
Variable lease cost	165,200	75,400
Total lease cost	$664,600	$503,800

	As of March 31,	As of December 31,
	2023	2022
Operating leases
Assets:
Operating lease right of use assets	$9,757,600	$9,853,500
Liabilities
Current portion of operating lease liabilities	$475,200	$156,800
Operating lease liabilities, net of current portion	15,777,200	15,938,100
Total operating lease liabilities	$16,252,400	$16,094,900
Other information
Weighted-average remaining lease term (in years)	12.4	12.7
Weighted-average incremental borrowing rate	6.5%	6.5%

As of March 31, 2023, maturities of lease liabilities that had commenced prior to March 31, 2023 were as follows:

Operating Leases

Remainder of 2023	$1,121,800
2024	1,734,500
2025	1,777,700
2026	1,822,100
2027	1,867,700
2028 and thereafter	15,963,200
Total undiscounted lease payments	24,287,000
Discount factor	(8,034,600)
Present value of lease liabilities	$16,252,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the Annual Report on Form 10-K, and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expected future growth and the success of our business model;
●	the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);
●	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
●	the rate and degree of market acceptance of our products within the cell engineering market;
●	the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;
●	our ability to expand our customer base and enter into additional SPL partnerships;
●	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
●	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
●	our expectation that partners will have access to capital markets to develop and commercialize their cell therapy programs;
●	our ability to maintain our FDA Master File and Master Files and Technical Files in other countries and expand Master and Technical Files into additional countries;
●	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
●	the development, regulatory approval, and commercialization of competing products and our ability to compete with the companies that develop and sell such products;

●	our ability to retain and hire senior management and key personnel;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act (as defined below);
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our financial performance and capital requirements;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	our use of available capital resources.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

You should read this Quarterly Report and the documents that we file from time to time with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development and commercialization of next-generation cell therapeutics and to support innovative cell-

based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® platform, which facilitates complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT™ family of products includes four instruments, which we call the ATx™, STx™, GTx™ and VLx™, as well as a portfolio of proprietary related disposables and consumables. We launched the ExPERT VLx™ instrument for very large-scale cell engineering in September 2022. Our disposables and consumables include processing assemblies (“PAs”) designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 160 granted U.S. and foreign patents and more than 105 pending patent applications worldwide.

From leading commercial cell therapy drug developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including all of the top 10, and 20 of the top 25, pharmaceutical companies based on 2021 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $8.6 million and incurred a net loss of $10.9 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $148.8 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales force, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In the first three months of 2023, we signed an SPL agreement with Catamaran Bio. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we expect to sign additional SPL agreements in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)

Total revenue	$8,576	$11,587
Cost of goods sold	1,000	1,063
Gross profit	7,577	10,525
Operating expense
Research and development	6,047	3,765
Sales and marketing	6,296	3,839
General and administrative	7,499	6,633
Depreciation and amortization	912	447
Total operating expense	20,754	14,684
Operating loss	(13,177)	(4,159)
Other income (expense)
Interest income	2,296	92
Total other income (expense)	2,296	92
Net loss	$(10,882)	$(4,067)

Revenue

We generate revenue principally from the sale of instruments and single-use PAs and buffer, and from the lease of instruments to our customers. Our SPL partnerships also include associated clinical progress milestones and sales-based payments to us, in addition to annual lease payments.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program-related revenue from our SPL partnerships, we separately analyze revenue derived from our cell therapy customers and drug discovery customers, as well as the performance-based milestone revenues we recognize under our SPL partnerships. Cell therapy revenues include primarily revenue from instruments sold, annual license fees for instruments under lease, and sales of our proprietary disposables. Drug discovery revenue includes primarily revenue from instruments sold, sales of our proprietary disposables and, occasionally, instruments leased. Program-related revenues include clinical progress milestone and sales-based revenues derived from SPL agreements. Milestone revenues are recognized when a customer achieves the associated milestone event. To date, all program-related revenue has consisted entirely of pre-commercial milestone revenue.

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cell therapy	$5,975	$7,416	$(1,442)	(19%)
Drug discovery	1,797	2,167	(369)	(17%)
Program-related	804	2,004	(1,200)	(60%)
Total revenue	$8,576	$11,587	$(3,011)	(26%)

Total revenue for the three months ended March 31, 2023 was $8.6 million, a decrease of $3.0 million, or 26%, compared to revenue of $11.6 million during the three months ended March 31, 2022.

Our overall decrease in revenue was primarily driven by revenue decreases in the cell therapy market and program-related revenues. In the cell therapy market, revenue from instrument sales and disposable sales decreased by $0.8 million and $0.7 million, respectively, in part due to the timing of purchases from customers. The $1.2 million decrease in program-related revenues resulted from expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grow. The $0.4 million decrease in the drug discovery market was primarily driven by a $0.7 million decrease in disposable sales, partially offset by a $0.3 million increase in instrument sales.

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

During the three months ended March 31, 2023, gross margin was 88%, compared to 91% in the same period of 2022. The decrease in gross margin was principally due to changes in the overall mix of product revenues. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,000	$1,063	$(63)	(6)%
Gross profit	$7,577	$10,525	$(2,949)	(28)%
Gross margin	88%	91%

Cost of goods sold decreased by $0.1 million, or 6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by lower sales of instruments and disposables, partially offset by increased costs due to initial scale-up of our in-house manufacturing processing assemblies. We expect initial higher in-house manufacturing costs due to lower utilization. These manufacturing costs will decrease as we improve utilization, gain experience and implement automation.

Gross profit decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decreased revenue from instrument and disposable sales and decreased program-related revenue as well as increased manufacturing costs.

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

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Research and development	$6,047	$3,765	$2,281	61%

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

Research and development expenses increased by $2.3 million, or 61%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by a $0.7 million increase in compensation expenses as a result of increases in headcount, a $0.4 million increase in stock-based compensation, a $0.3 million increase in occupancy expenses, a $0.3 million increase in lab expense and new product development, and a $0.2 million increase in professional service fees relating to new product and regulatory consultants.

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

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Sales and marketing	$6,296	$3,839	$2,457	64%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $2.5 million, or 64%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by a $1.3 million increase in compensation expenses as a result of increases in headcount, a $0.8 million increase in marketing and travel expenses, and a $0.2 million increase in stock-based compensation.

We expect our recurring sales and marketing expenses to increase in future periods as we expand our commercial sales, marketing and business development teams, product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
General and administrative	$7,499	$6,633	$866	13%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, information systems and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and public company fees associated with being a Nasdaq and AIM listed public company such as director fees, U.K. Nominated Adviser and broker fees, investor relations consultants and insurance costs. These expenses are exclusive of depreciation and amortization.

General and administrative expense increased by $0.9 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by a $0.8 million increase in strategic consulting expenses, a $0.3 million increase in compensation expense associated with headcount, and a $0.2 million increase in stock-based compensation, partially offset by a $0.4 million decrease in legal and public company fees.

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

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$912	$447	$465	104%

Depreciation and amortization expense increased by $0.5 million, or 104%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest and Other Income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Interest income	$2,296	92	$2,204	2401%

Interest income represents interest on our cash balances and short-term investments, which increased by $2.2 million for the three months ended March 31, 2023. The increase was driven by increases in interest rates and a higher weighted average balance of interest-bearing securities held during the three months ended March 31, 2023.

We did not incur any interest expense for the three months ended March 31, 2023 or 2022 as we had no indebtedness outstanding during those periods.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three months ended March 31, 2023, we incurred a net loss of $10.9 million. As of March 31, 2023, we had an accumulated deficit of $148.8 million. We have funded our operations primarily with proceeds from sales of common stock, including our initial public offering of common stock in the United States (the “IPO”) in 2021, as well as revenues associated with sales and licenses of our products to customers. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $224.7 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(4,325)	$(3,694)
Investing activities	29,637	194,797
Financing activities	1,457	893
Net increase in cash and cash equivalents	$26,769	$191,995

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.3 million, and consisted primarily of our net loss of $10.9 million, offset in part by net non-cash expenses of $2.5 million, including stock-based compensation of $3.3 million and depreciation and amortization expenses of $1.0 million, reduced by amortization of discounts on investments of $1.7 million. We also had net cash inflows of $3.9 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in account receivable of $3.4 million due to increased cash collections, an increase in accounts payable and accrued expenses of $1.2 million due to timing considerations, a decrease in tenant improvements allowance (“TIA”) receivable of $0.9 million, a decrease in prepaid expense and other current assets of $0.5 million, and a decrease in other assets of $0.4 million, partially offset by a $1.7 million increase in inventory and a $1.0 million increase in deferred revenue.

Net cash used in operating activities for the three months ended March 31, 2022 was $3.7 million, and consisted primarily of our net loss of $4.1 million, offset in part by net non-cash expenses of $3.0 million, including stock-based compensation of $2.5 million and depreciation and amortization expense of $0.5 million. We also had net cash inflows of $2.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $2.4 million and a $1.1 million decrease in other current assets, partially offset by a $2.1 million increase in TIA receivable, a $1.8 million increase in accounts receivable, a $1.4 million increase in inventory, a $0.7 million increase in other non-current assets and a $0.2 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $29.6 million, which was primarily attributable to maturities of short-term marketable securities of $89.0 million, partially offset by purchases of short-term marketable securities of $57.8 million and purchases of laboratory equipment of $1.6 million.

Net cash provided by investing activities during the three months ended March 31, 2022 was $194.8 million, which was primarily attributable to maturities of short-term marketable securities of $200.8 million, partially offset by purchases of property and equipment of $0.6 million and leasehold improvements of $5.5 million. Purchases and sales of short-term marketable securities are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 and 2022 was $1.5 million and $0.9 million, respectively, which was attributable to the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2023 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is expected to begin in the second half of 2023. The lease term for all phases expires on August 31, 2035. We designed and constructed the leasehold improvements with the approval of the landlord. The lease provides that the landlord will reimburse us for $6.3 million in costs of leasehold improvement construction. As of March 31, 2023, we received TIA reimbursements of $5.2 million. The total incremental non-cancellable lease payments under the lease agreement are $29.6 million through the lease term. We expect to be able to fund our obligations under the new lease, both in the short term and in the long term, from cash on hand, short-term investments and operating cash flows.

In June 2022, we exercised our option to early terminate the remaining subleased office, laboratory, manufacturing and other spaces associated with our former headquarters facility, which terminations became effective in July and August 2022. In addition, our lease of space at the same location expired on June 7, 2022. The lease and subleases previously had expiration dates in October 2023.

We had no debt obligations as of March 31, 2023 and December 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the Annual Report on Form 10-K filed with SEC on March 15, 2023.

JOBS Act Accounting Election

We are an “emerging growth company,” (“EGC”), under the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

As we do not currently have indebtedness we are not exposed to interest rate risk from increases in interest rates.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on March 15, 2023. However, the risk factors described in this report and in the Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed in our Current Report on Form 8-K filed on March 28, 2023, Ron Holtz, our former interim Chief Financial Officer, ceased serving as our principal financial officer as of March 27, 2023, upon the appointment of Douglas Swirsky as our Chief Financial Officer on that date.  Mr. Holtz continues as our EVP, Administration, but effective upon the filing of this report Mr. Holtz has ceased to be an executive officer of our company and is no longer an “officer” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, and Rule 16a-1 thereunder.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-25781	3.1	July 26, 2021
10.1	Severance Agreement, dated March 27, 2023, by and between the registrant and Douglas J. Swirsky	8-K	001-40674	10.1	March 28, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: May 10, 2023	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: May 10, 2023	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)