Form 10-Q
period 2023-06-30
MAXCYTE, INC.
filed 2023-08-09
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 2, 2023, the registrant had 103,504,571 shares of common stock, $0.01 par value per share, issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$54,556,900	$11,064,700
Short-term investments, at amortized cost	161,552,100	216,274,900
Accounts receivable	7,607,800	11,654,600
Accounts receivable - TIA (Note 7)	—	1,912,400
Inventory	11,020,300	8,580,800
Prepaid expenses and other current assets	1,881,900	2,778,800
Total current assets	236,619,000	252,266,200

Property and equipment, net	24,324,600	23,724,700
Right of use asset - operating leases	9,663,200	9,853,500
Other assets	597,300	809,000
Total assets	$271,204,100	$286,653,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,602,800	$531,800
Accrued expenses and other	6,410,800	8,025,300
Operating lease liability, current	498,600	156,800
Deferred revenue, current portion	4,692,600	6,712,600
Total current liabilities	13,204,800	15,426,500

Operating lease liability, net of current portion	15,708,100	15,938,100
Other liabilities	1,308,400	1,321,600
Total liabilities	30,221,300	32,686,200

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 103,134,585 and 102,397,913 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,031,400	1,024,000
Additional paid-in capital	399,220,100	390,818,500
Accumulated deficit	(159,268,700)	(137,875,300)
Total stockholders’ equity	240,982,800	253,967,200
Total liabilities and stockholders’ equity	$271,204,100	$286,653,400

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$9,042,600	$9,607,800	$17,618,900	$21,195,100
Cost of goods sold	1,375,700	1,120,400	2,375,500	2,183,000
Gross profit	7,666,900	8,487,400	15,243,400	19,012,100

Operating expenses:
Research and development	5,664,300	4,696,000	11,710,800	8,461,200
Sales and marketing	6,436,100	4,930,600	12,732,200	8,769,300
General and administrative	7,662,500	7,102,600	15,161,400	13,735,100
Depreciation and amortization	977,400	497,100	1,889,600	944,500
Total operating expenses	20,740,300	17,226,300	41,494,000	31,910,100
Operating loss	(13,073,400)	(8,738,900)	(26,250,600)	(12,898,000)

Other income:
Interest income	2,561,600	478,700	4,857,200	570,500
Total other income	2,561,600	478,700	4,857,200	570,500
Net loss	$(10,511,800)	$(8,260,200)	$(21,393,400)	$(12,327,500)
Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.21)	$(0.12)
Weighted average shares outstanding, basic and diluted	103,063,606	101,427,430	102,955,422	101,547,583

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	1,015,100	379,541,500	(118,371,800)	262,184,800
Stock-based compensation expense	—	—	2,972,800	—	2,972,800
Exercise of stock options	151,396	1,500	324,000	—	325,500
Net loss	—	—	—	(8,260,200)	(8,260,200)
Balance at June 30, 2022	101,661,288	$1,016,600	$382,838,300	$(126,632,000)	$257,222,900

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024,000	$390,818,500	$(137,875,300)	$253,967,200
Stock-based compensation expense	—	—	3,276,600	—	3,276,600
Exercise of stock options	506,832	5,100	1,451,500	—	1,456,600
Net loss	—	—	—	(10,881,600)	(10,881,600)
Balance at March 31, 2023	102,904,745	$1,029,100	$395,546,600	$(148,756,900)	$247,818,800
Stock-based compensation expense	—	—	3,519,100	—	3,519,100
Exercise of stock options	229,840	2,300	154,400	—	156,700
Net loss	—	—	—	(10,511,800)	(10,511,800)
Balance at June 30, 2023	103,134,585	$1,031,400	$399,220,100	$(159,268,700)	$240,982,800

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,393,400)	$(12,327,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,987,900	1,035,000
Net book value of consigned equipment sold	65,800	51,400
Stock-based compensation	6,795,700	5,435,200
Bad debt expense	230,200	—
Amortization of discounts on short-term investments	(3,641,600)	(206,100)

Changes in operating assets and liabilities:
Accounts receivable	3,816,600	(555,900)
Accounts receivable - TIA	1,912,400	(475,600)
Inventory	(2,541,700)	(2,639,500)
Prepaid expense and other current assets	896,900	1,995,800
Right of use asset – operating leases	190,300	(4,741,000)
Other assets	211,700	(603,800)
Accounts payable, accrued expenses and other	(1,039,000)	939,900
Operating lease liability	111,800	8,809,900
Deferred revenue	(2,020,000)	563,800
Other liabilities	(13,200)	(57,200)
Net cash used in operating activities	(14,429,600)	(2,775,600)

Cash flows from investing activities:
Purchases of short-term investments	(104,955,600)	(131,547,700)
Maturities of short-term investments	163,320,000	207,296,000
Purchases of property and equipment	(2,065,000)	(12,804,800)
Proceeds from sale of equipment	9,100	—
Net cash provided by investing activities	56,308,500	62,943,500

Cash flows from financing activities:
Proceeds from exercise of stock options	1,613,300	1,218,100
Net cash provided by financing activities	1,613,300	1,218,100
Net increase in cash and cash equivalents	43,492,200	61,386,000
Cash and cash equivalents, beginning of period	11,064,700	47,782,400
Cash and cash equivalents, end of period	$54,556,900	$109,168,400

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$495,500	$1,074,700

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

The Company’s registration statement on Form S-1 related to its initial public offering of common stock in the United States (the “IPO”) was declared effective on July 29, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, the Company sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to the Company of $201.8 million. The Company received aggregate net proceeds of $184.3 million from the IPO after deducting aggregate underwriting commissions and offering costs of $17.6 million.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K and have not materially changed during the three and six months ended June 30, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains its cash and cash equivalents with two financial institutions that management believes to be of high credit quality. At times, the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three and six months ended June 30, 2023, two customers represented 27% and 30% of revenue, respectively. During the three and six months ended June 30, 2022, one customer represented 25% and 29% of revenue, respectively. As of June 30, 2023, two customers accounted for 15% and 11% of accounts receivable, respectively. As of December 31, 2022, one customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and six months ended June 30, 2023, the Company purchased 49% and 55%, respectively, of its inventory from one supplier. During the three and six months ended June 30, 2022, the Company purchased 35% and 32%, respectively, of its inventory from two and one suppliers, respectively. As of June 30, 2023, amounts payable to one supplier totaled 18% of total accounts payable. At December 31, 2022, amounts payable to two suppliers totaled 34% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company maintains an allowance for doubtful accounts of an amount equal to anticipated future write-offs. The Company recorded an allowance for doubtful accounts of $230,200 at June 30, 2023. The Company determined that no allowance was necessary at December 31, 2022.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $35,200 and $48,900 in foreign currency transaction losses for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $29,100 and $72,200 in foreign currency losses for the six months ended June 30, 2023 and 2022, respectively.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, restricted stock units and shares under employee stock purchase plans, and in the prior year periods stock purchase warrants, using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units and shares under employee stock purchase plans was 18.8 million for the three and six months ended June 30, 2023 and 15.8 million for the three and six months ended June 30, 2022.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,419,300	$—	$5,419,300	$10,209,000	$—	$10,209,000
Lease elements	—	3,420,500	3,420,500	—	7,033,300	7,033,300
Other	202,800	—	202,800	376,600	—	376,600
Total	$5,622,100	$3,420,500	$9,042,600	$10,585,600	$7,033,300	$17,618,900

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$6,811,500	$—	$6,811,500	$13,379,200	$—	$13,379,200
Lease elements	—	2,625,700	2,625,700	—	7,355,700	7,355,700
Other	170,600	—	170,600	460,200	—	460,200
Total	$6,982,100	$2,625,700	$9,607,800	$13,839,400	$7,355,700	$21,195,100

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $5.0 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023 the Company recognized $2.6 million and $4.6 million, respectively, of revenue, and during the three and six months ended June 30, 2022, the Company recognized $2.7 million and $4.8 million respectively, of revenue, in each case, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at June 30, 2023 was $389,900, of which the Company expects to recognize $80,100 in one year or less, $80,100 in one to two years, $54,900 in two to three years, and $174,800 thereafter.

For the three and six months ended June 30, 2023 and 2022, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the six months ended June 30, 2023, the Company issued 736,672 shares of common stock as a result of stock option exercises, receiving gross proceeds of $1.6 million.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards, in each case, to employees, officers, and directors of the Company and to other individuals as determined by the board of directors.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards, in each case, only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The board of directors reserved 2,500,000 shares for issuance under the Inducement Plan.

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

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meeting of Stockholders held on June 22, 2023, the Company’s stockholders voted to reserve an additional 6,069,000 shares of issuance pursuant to future awards under the 2022 Plan.

The Company has not issued performance awards under any plan.

At June 30, 2023 and December 31, 2022, there were 6,387,300 and 3,455,700 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At June 30, 2023, total unrecognized compensation expense was $30,457,200, which will be recognized over an estimated weighted average period of 2.48 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended June 30, 2023 and 2022 was estimated to be $2.09 and $2.92, respectively per option share.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2023 and 2022 was estimated to be $2.05 and $3.55 respectively per option share.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three and six months ended June 30, 2023 was estimated to be $3.73 and $4.30 per RSU. The Company did not issue any RSUs before July 2022.

Employee Stock Purchase Plan (“ESPP”)

On May 8, 2023, the Compensation Committee of the Board of Directors the Company approved the initial offering (the “Initial Offering”) under the Maxcyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The Initial Offering began May 19, 2023 and will end on November 18, 2023 (the “Purchase Period”)

The ESPP allows eligible employees to purchase a number of shares of the Company’s Common Stock up to a maximum of 15% of the employee’s earnings during the Purchase Period subject to certain limitations. The purchase price will be the lesser of 85% of the fair market value of shares on the beginning of the Purchase Period or on the Purchase Date (i.e., the last day of the Purchase Period). Participants may decrease their contribution level or withdraw from the ESPP at any time during the Purchase Period subject to certain conditions. The Company’s executives are not eligible to participate in the ESPP.

Determination of Fair Value of the Shares under the ESPP

The Company estimates the fair value of the shares under the ESPP using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The fair value of each of the four purchase periods is estimated separately.

The weighted-average fair value of the shares under the ESPP  during the three and six months ended June 30, 2023 was estimated to be $1.14 per share, which the Company will expense over the performance period. The following table summarizes the range of valuation assumptions used in estimating the fair value of the shares under the ESPP:

For the three and six months ended
June 30
2023
Expected volatility	57%
Risk-free interest rate	5.36%
Expected term (in years)	0.5

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative	$1,501,300	$1,445,500	$2,968,000	$2,737,600
Sales and marketing	855,600	619,600	1,600,000	1,127,100
Research and development	1,162,200	907,700	2,227,700	1,570,500
Total	$3,519,100	$2,972,800	$6,795,700	$5,435,200

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	June 30,	December 31,
	2023	2022
Raw materials inventory	$5,723,800	$5,650,500
Finished goods inventory	4,293,300	2,930,300
Work in progress	1,003,200	—
Total inventory	$11,020,300	$8,580,800

The Company determined that no allowance for inventory obsolescence was necessary at June 30, 2023 or December 31, 2022.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life.

Property and equipment include capitalized costs to develop internal-use software. Applicable costs are capitalized during the development stage of the project and include direct internal costs, third-party costs and allocated interest expense as appropriate.

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Leasehold improvements	$14,486,800	$14,195,500
Furniture and equipment	11,816,100	9,516,500
Internal-use software	3,800,400	3,220,500
Instruments	2,431,600	2,440,300
Construction in process	2,400	627,400
Accumulated depreciation and amortization	(8,212,700)	(6,275,500)
Property and equipment, net	$24,324,600	$23,724,700

During the six months ended June 30, 2023 and 2022, the Company transferred $107,000 and $122,100, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and six months ended June 30, 2023, the Company incurred depreciation and amortization expense of $1,026,300 and $1,987,900, respectively. For the three and six months ended June 30, 2022, the Company incurred depreciation and amortization expense of $547,400 and $1,035,000, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities and government agency bonds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the six months ended June 30, 2023 or 2022.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$53,794,600	$—	$—	$53,794,600
Commercial paper	Short-term investments	98,270,000	8,200	(26,400)	98,251,800
US Treasury securities and government agency bonds	Short-term investments	63,282,000	2,300	(99,800)	63,184,500
Total cash equivalents and short-term investments		$215,346,600	$10,500	$(126,200)	$215,230,900

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$5,741,800	$—	$—	$5,741,800
Commercial paper	Short-term investments	172,740,700	156,400	(235,700)	172,661,400
Corporate debt	Short-term investments	5,792,000	—	(42,700)	5,749,300
US Treasury securities and government agency bonds	Short‑term investments	37,742,200	4,500	(196,100)	37,550,600
Total cash equivalents and short-term investments		$222,016,700	$160,900	$(474,500)	$221,703,100

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the six months ended June 30, 2023 and 2022.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its new headquarters (the “New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is expected to begin in the second half of 2023. The lease term for all phases expires on August 31, 2035. The Company designed and constructed the leasehold improvements with the approval of the landlord. The New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of June 30, 2023, the Company had received all remibursements from the TIA. Under the New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the New Headquarters Lease are approximately $29.6 million over the lease term.

The Company had no finance leases as of June 30, 2023 and December 31, 2022.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$358,200	$449,800	$847,600	$866,100
Short-term lease cost	9,600	12,100	10,000	24,200
Variable lease cost	236,100	139,600	401,300	215,000
Total lease cost	$603,900	$601,500	$1,258,900	$1,105,300

	As of June 30,	As of December 31,
	2023	2022
Operating leases
Assets:
Operating lease right of use assets	$9,663,200	$9,853,500
Liabilities
Current portion of operating lease liabilities	$498,600	$156,800
Operating lease liabilities, net of current portion	15,708,100	15,938,100
Total operating lease liabilities	$16,206,700	$16,094,900
Other information
Weighted-average remaining lease term (in years)	12.2	12.7
Weighted-average incremental borrowing rate	6.5%	6.5%

As of June 30, 2023, maturities of lease liabilities that had commenced prior to June 30, 2023 were as follows:

Operating Leases

Remainder of 2023	$812,200
2024	1,734,500
2025	1,777,700
2026	1,822,100
2027	1,867,700
2028 and thereafter	15,963,200
Total undiscounted lease payments	23,977,400
Discount factor	(7,770,700)
Present value of lease liabilities	$16,206,700

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expected future growth and the success of our business model;
●	the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);
●	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership, which ability is dependent upon, among other things, our ability to meet our customer’s expectations and needs relative to their regulatory obligations;
●	our ability to expand our customer base and enter into additional SPL partnerships;
●	the rate and degree of market acceptance of our products within the cell engineering market;
●	the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;
●	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
●	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
●	our expectation that partners will have access to capital markets to develop and commercialize their cell therapy programs;
●	our ability to maintain our FDA Master File and Master Files and equivalent Technical Files in other countries and expand Master and Technical Files into additional countries;
●	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;

●	the development, regulatory approval, and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
●	our ability to retain and hire senior management and key personnel;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act (as defined below);
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our financial performance and capital requirements;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	our use of available capital resources.

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

Overview

We are a leading commercial cell engineering company providing enabling platform technologies to advance the discovery, development and commercialization of next-generation cell therapeutics and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® platform, which facilitates complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption and market acceptance of our products. We generated revenue of $17.6 million and incurred a net loss of $21.4 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $159.3 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales force, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements are discussed in more detail in “Results of Operations” below and provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In 2023, we have signed SPL agreements with Catamaran Bio, Walking Fish Therapeutics, Lyell Immunopharma, Vittoria Biotherapeutics, and Prime Medicine. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we expect to sign additional SPL agreements in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2023	2022

	(in thousands)

Total revenue	$9,043	$9,608
Cost of goods sold	1,376	1,120
Gross profit	7,667	8,487
Operating expense
Research and development	5,664	4,696
Sales and marketing	6,436	4,931
General and administrative	7,663	7,103
Depreciation and amortization	977	497
Total operating expense	20,740	17,226
Operating loss	(13,073)	(8,739)
Other income (expense)
Interest income	2,562	479
Total other income (expense)	2,562	479
Net loss	$(10,512)	$(8,260)

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

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cell therapy	$6,637	$7,688	$(1,051)	(14%)
Drug discovery	1,652	1,916	(264)	(14%)
Program-related	754	4	750	NM
Total revenue	$9,043	$9,608	$(565)	(6%)

Total revenue for the three months ended June 30, 2023 was $9.0 million, a decrease of $0.6 million, or 6%, compared to revenue of $9.6 million during the three months ended June 30, 2022.

Our overall decrease in revenue was primarily driven by revenue decreases in the cell therapy and drug discovery markets. In the cell therapy market, revenue from instrument sales and disposable sales decreased by $0.3 million and $0.8 million, respectively, in part due to the timing of purchases by customers. The $0.3 million decrease in the drug discovery market was primarily driven by decrease in instrument sales. The decreases in the cell therapy and drug discovery market were offset by a $0.8 million increase in program-related revenues, which resulted from clinical progress of our SPL customers, consistent with the expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grow.

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

During the three months ended June 30, 2023, gross margin was 85%, compared to 88% in the same period of 2022. The decrease in gross margin was principally due to increased costs due to the initial scale-up of our in-house manufacturing processing assemblies.  We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,376	$1,120	$255	23%
Gross profit	$7,667	$8,487	$(821)	(10)%
Gross margin	85%	88%

Cost of goods sold increased by $0.3 million, or 23%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by increased costs due to initial scale-up of our in-house manufacturing processing assemblies. We initially expect initial higher in-house manufacturing costs due to lower utilization, however, we expect these manufacturing costs will decrease as we improve utilization, gain experience and implement automation.

Gross profit decreased by $0.8 million, or 10%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by decreased revenue from instrument and disposable sales as well as increased manufacturing costs.

We expect that our cost of goods sold will generally increase or decrease modestly as our instrument and disposables revenue increases or decreases. We expect our gross margin to benefit from realization of program-related revenue from our SPL agreements, to the extent that such revenue grows to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Research and development	$5,664	$4,696	$968	21%

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

Research and development expenses increased by $1.0 million, or 21%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by a $0.3 million increase in compensation expenses as a result of increases in headcount, a $0.3 million increase in stock-based compensation, a $0.2 million increase in lab expense, and a $0.1 million increase in professional service fees relating to new product and regulatory consultants.

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

Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Sales and marketing	$6,436	$4,931	$1,506	31%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $1.5 million, or 31%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by a $0.9 million increase in compensation expenses as a result of increases in headcount, a $0.4 million increase in occupancy expenses, and a $0.2 million increase in stock-based compensation, and a $0.3 million decrease in marketing expenses.

We expect our recurring sales and marketing expenses to increase in absolute dollars in future periods as we expand our commercial sales, marketing and business development teams, expand our product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products. We expect that in the near term, sales and marketing expenses will increase as a percentage of revenue, and thereafter vary from period to period as a percentage of revenue. The effects of such sales and marketing investments could take a few quarters to materialize into revenue growth.

General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
General and administrative	$7,663	$7,103	$560	8%

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

General and administrative expense increased by $0.6 million, or 8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by a $0.5 million increase in strategic consulting expenses, a $0.4 million increase in legal fees, and a $0.3 million in general office expenses, partially offset by a $0.3 million decrease in occupancy expenses, a $0.3 million reduction in public company fees, and a $0.2 million decrease in compensation expense.

We expect that our general and administrative expenses will continue to increase in absolute dollars in future periods, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company listed on a U.S. exchange. We expect these expenses to vary from period to period as a percentage of revenue.

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used actively in the business, primarily by research and development activities. Amortization expense includes the amortization of intangible assets over their respective useful lives.

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$977	$497	$480	97%

Depreciation and amortization expense increased by $0.5 million, or 97%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest and Other Income

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Interest income	$2,562	479	$2,083	435%

Interest income represents interest on our cash balances and short-term investments, which increased by $2.1 million for the three months ended June 30, 2023. The increase was driven by increases in interest rates and a higher weighted average balance of interest-bearing securities held during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Total revenue	$17,619	$21,195
Cost of goods sold	2,376	2,183
Gross profit	15,243	19,012
Operating expense
Research and development	11,711	8,461
Sales and marketing	12,732	8,769
General and administrative	15,161	13,735
Depreciation and amortization	1,890	945
Total operating expense	41,494	31,910
Operating loss	(26,251)	(12,898)
Other income (expense)
Interest and other income	4,857	571
Total other income (expense)	4,857	571
Net loss	$(21,393)	$(12,328)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cell therapy	$12,611	$15,104	$(2,493)	(17%)
Drug discovery	3,450	4,083	(633)	(16%)
Program-related	1,558	2,008	(450)	(22%)
Total revenue	$17,619	$21,195	$(3,576)	(17%)

Total revenue for the six months ended June 30, 2023 was $17.6 million, a decrease of $3.6 million, or 17%, compared to revenue of $21.2 million during the six months ended June 30, 2022.  Our overall decrease in revenue was primarily driven by revenue decreases in the cell therapy market and drug discovery markets. In the cell therapy market, revenue from instrument sales and disposable sales decreased by $1.1 million and $1.5 million, respectively, in part due to the timing of purchases by customers. The $0.6 million decrease in the drug discovery market was primarily driven by a decrease in disposable sales. The $0.5 million decrease in program-related revenues resulted from expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grow.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cost of goods sold	$2,376	$2,183	$193	9%
Gross profit	$15,243	$19,012	$(3,769)	(20)%
Gross margin	87%	90%

Cost of goods sold increased by $0.2 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven increased costs due to initial scale-up of our in-house manufacturing processing assemblies.

Gross profit decreased by $3.8 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by decreased revenue from instrument and disposable sales and program-related revenue, as well as increased manufacturing costs.

During the six months ended June 30, 2023, gross margin was 87%, compared to 90% in the same period of 2022. The decrease was primarily driven an increase in cost of goods due to initial scale-up of our in-house manufacturing processing assemblies.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Research and development	$11,711	$8,461	$3,250	38%

Research and development expenses increased by $3.3 million, or 38%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by a $1.1 million increase in compensation expenses as a result of increases in headcount, a $0.7 million increase in stock-based compensation, a $0.5 million increase in lab expense and new product development, and a $0.4 million increase in professional service fees relating to new product and regulatory consultants.

Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Sales and marketing	$12,732	$8,769	$3,963	45%

Sales and marketing expenses increased by $4.0 million, or 45%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by a $2.2 million increase in compensation expenses as a result of increases in headcount, a $0.6 million increase in marketing and travel expenses, a $0.5 million increase in stock-based compensation, and a $0.3 million increase in occupancy expenses.

General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
General and administrative	$15,161	$13,735	$1,426	10%

General and administrative expense increased by $1.4 million, or 10%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.  The increase was primarily driven by a $1.3 million increase in strategic consulting expenses, a $0.3 million increase in legal fees, and a $0.2 million increase in stock based compensation, partially offset by a $0.6 million reduction in public company fees, and a $0.4 million decrease in occupancy expenses.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,890	$945	$945	100%

Depreciation and amortization expense increased by $0.9 million, or 100%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest and Other Income

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Interest and other income	$4,857	$571	$4,287	751%

The increase was driven by increases in interest rates and a higher weighted average balance of interest-bearing securities held during the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the six months ended June 30, 2023, we incurred a net loss of $21.3 million. As of June 30, 2023, we had an accumulated deficit of $159.3 million. We have funded our operations primarily with proceeds from sales of common stock, including our initial public offering of common stock in the United States (the “IPO”) in 2021, as well as revenues associated with sales and licenses of our products to customers. As of June 30, 2023, we had cash and cash equivalents and short-term investments of $216.1 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(14,430)	$(2,776)
Investing activities	56,309	62,944
Financing activities	1,613	1,218
Net increase in cash and cash equivalents	$43,492	$61,386

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $14.3 million, and consisted primarily of our net loss of $21.3 million, offset in part by net non-cash expenses of $5.4 million, including stock-based compensation of $6.8 million and depreciation and amortization expenses of $2.0 million, reduced by amortization of discounts on investments of $3.6 million. We also had net cash inflows of $1.5 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in account receivable of $3.8 million due to increased cash collections, a decrease in tenant improvements allowance (“TIA”) receivable of $1.9 million, a decrease in prepaid expense and other current assets of $0.9 million, and a decrease in other assets of $0.2 million, partially offset by a $2.5 million increase in inventory and a $2.0 million decrease in deferred revenue, and a decrease in accounts payable and accrued expenses of $1.0 million due to timing considerations.

Net cash used in operating activities for the six months ended June 30, 2022 was $2.8 million, and consisted primarily of our net loss of $12.3 million, offset in part by net non-cash expenses of $6.3 million, including stock-based compensation of $5.4 million and depreciation and amortization expenses of $1.0 million. We also had net cash inflows of $3.2 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $4.1 million, a decrease in prepaid expense and other current assets of $2.0 million, a decrease in accounts payable and accrued expenses of $0.9 million and an increase in deferred revenue (consisting primarily of unrecognized instrument license revenue) of $0.6 million, partially offset by a $2.6 million increase in inventory, a $0.5 million increase in TIA receivable, a $0.5 million increase in accounts receivable and a $0.6 million increase in other assets.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $56.3 million, which was primarily attributable to maturities of short-term marketable securities of $163.3 million, partially offset by purchases of short-term marketable securities of $105.0 million and purchases of laboratory equipment of $2.1 million.

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

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 and 2022 was $1.6 million and $1.2 million, respectively, which was attributable to the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2023 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021 and Phase 2 having commenced in the first quarter of 2022. Phase 3 is expected to begin in the second half of 2023. The lease term for all phases expires on August 31, 2035. We designed and constructed the leasehold improvements with the approval of the landlord. The lease provides that the landlord will reimburse us for $6.3 million in costs of leasehold improvement construction. As of June 30, 2023, we received all reimbursements from the TIA. The total incremental non-cancellable lease payments under the lease agreement are $29.6 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short term and in the long term, from cash on hand, short-term investments and operating cash flows.

In June 2022, we exercised our option to early terminate the remaining subleased office, laboratory, manufacturing and other spaces associated with our former headquarters facility, which terminations became effective in July and August

2022. In addition, our lease of space at the same location expired on June 7, 2022. The lease and subleases previously had expiration dates in October 2023.

We had no debt obligations as of June 30, 2023 and December 31, 2022.

Purchase orders or contracts for the purchase of supplies and other goods and services are based on our current procurement or development needs and are generally fulfilled by our vendors within short time horizons.

Critical Accounting Estimates

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

None.

(b) Use of Proceeds

Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of the date of this filing, there has been no material change in the planned use of proceeds from the IPO as described in the final prospectus for our IPO

Item 3. Defaults Upon Senior Securities.

None.

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

MaxCyte, Inc.

Date: August 9, 2023	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer
(On Behalf of the Registrant)

Date: August 9, 2023	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)