Form 10-Q
period 2023-09-30
MAXCYTE, INC.
filed 2023-11-08
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023, the registrant had 103,576,429 shares of common stock, $0.01 par value per share, issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$49,170,300	$11,064,700
Short-term investments, at amortized cost	141,070,100	216,274,900
Accounts receivable, net	8,166,700	11,654,600
Accounts receivable - TIA (Note 7)	—	1,912,400
Inventory	12,532,800	8,580,800
Prepaid expenses and other current assets	3,399,500	2,778,800
Total current assets	214,339,400	252,266,200

Investments, non-current, at amortized cost	18,428,700	—
Property and equipment, net	23,771,800	23,724,700
Right-of-use asset - operating leases	9,567,800	9,853,500
Other assets	619,400	809,000
Total assets	$266,727,100	$286,653,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$446,600	$531,800
Accrued expenses and other	9,917,600	8,025,300
Operating lease liability, current	698,700	156,800
Deferred revenue, current portion	5,585,900	6,712,600
Total current liabilities	16,648,800	15,426,500

Operating lease liability, net of current portion	15,383,400	15,938,100
Other liabilities	1,318,400	1,321,600
Total liabilities	33,350,600	32,686,200

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 103,548,943 and 102,397,913 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,035,500	1,024,000
Additional paid-in capital	402,861,500	390,818,500
Accumulated deficit	(170,520,500)	(137,875,300)
Total stockholders’ equity	233,376,500	253,967,200
Total liabilities and stockholders’ equity	$266,727,100	$286,653,400

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,004,500	$10,642,800	$25,623,400	$31,837,900
Cost of goods sold	793,400	1,368,900	3,168,900	3,551,900
Gross profit	7,211,100	9,273,900	22,454,500	28,286,000

Operating expenses:
Research and development	6,264,100	5,325,100	17,974,900	13,786,400
Sales and marketing	7,046,900	4,506,700	19,779,100	13,276,000
General and administrative	6,820,300	6,444,400	21,981,700	20,179,600
Depreciation and amortization	1,032,500	709,800	2,922,100	1,654,300
Total operating expenses	21,163,800	16,986,000	62,657,800	48,896,300
Operating loss	(13,952,700)	(7,712,100)	(40,203,300)	(20,610,300)

Other income:
Other expense	—	(116,000)	—	(116,000)
Interest income	2,700,900	1,394,400	7,558,100	1,964,900
Total other income	2,700,900	1,278,400	7,558,100	1,848,900
Net loss	$(11,251,800)	$(6,433,700)	$(32,645,200)	$(18,761,400)
Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.32)	$(0.18)
Weighted average shares outstanding, basic and diluted	103,449,715	101,806,173	103,121,997	101,555,065

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	101,202,705	$1,012,000	$376,189,600	$(114,304,500)	$262,897,100
Stock-based compensation expense	—	—	2,462,400	—	2,462,400
Exercise of stock options	307,187	3,100	889,500	—	892,600
Net loss	—	—	—	(4,067,300)	(4,067,300)
Balance at March 31, 2022	101,509,892	1,015,100	379,541,500	(118,371,800)	262,184,800
Stock-based compensation expense	—	—	2,972,800	—	2,972,800
Exercise of stock options	151,396	1,500	324,000	—	325,500
Net loss	—	—	—	(8,260,200)	(8,260,200)
Balance at June 30, 2022	101,661,288	1,016,600	382,838,300	(126,632,000)	257,222,900
Stock-based compensation expense	—	—	3,198,600	—	3,198,600
Exercise of stock options	243,025	2,400	442,000	—	444,400
Net loss	—	—	—	(6,433,700)	(6,433,700)
Balance at September 30, 2022	101,904,313	$1,019,000	$386,478,900	$(133,065,700)	$254,432,200

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024,000	$390,818,500	$(137,875,300)	$253,967,200
Stock-based compensation expense	—	—	3,276,600	—	3,276,600
Exercise of stock options	506,832	5,100	1,451,500	—	1,456,600
Net loss	—	—	—	(10,881,600)	(10,881,600)
Balance at March 31, 2023	102,904,745	1,029,100	395,546,600	(148,756,900)	247,818,800
Stock-based compensation expense	—	—	3,519,100	—	3,519,100
Exercise of stock options	229,840	2,300	154,400	—	156,700
Net loss	—	—	—	(10,511,800)	(10,511,800)
Balance at June 30, 2023	103,134,585	1,031,400	399,220,100	(159,268,700)	240,982,800
Stock-based compensation expense	—	—	3,608,800	—	3,608,800
Vesting of restricted stock units	258,900	2,600	(2,600)	—	—
Exercise of stock options	155,458	1,500	35,200	—	36,700
Net loss	—	—	—	(11,251,800)	(11,251,800)
Balance at September 30, 2023	103,548,943	$1,035,500	$402,861,500	$(170,520,500)	$233,376,500

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,645,200)	$(18,761,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,069,300	1,778,300
Net book value of consigned equipment sold	80,000	61,900
Loss on disposal of fixed assets	2,600	128,600
Stock-based compensation	10,404,500	8,633,800
Bad debt expense	221,000	—
Amortization of discounts on investments	(5,123,300)	(1,158,400)

Changes in operating assets and liabilities:
Accounts receivable	3,266,900	(556,800)
Accounts receivable - TIA	1,912,400	(775,000)
Inventory	(4,087,600)	(2,880,700)
Prepaid expense and other current assets	(620,700)	31,800
Right-of-use asset – operating leases	285,700	(4,263,000)
Other assets	189,600	(873,100)
Accounts payable, accrued expenses and other	1,519,800	1,156,100
Operating lease liability	(12,800)	9,341,900
Deferred revenue	(1,126,700)	(455,000)
Other liabilities	(3,200)	(105,600)
Net cash used in operating activities	(22,667,700)	(8,696,600)

Cash flows from investing activities:
Purchases of investments	(185,620,600)	(213,541,400)
Maturities of investments	247,520,000	232,096,000
Purchases of property and equipment	(2,785,200)	(16,282,600)
Proceeds from sale of equipment	9,100	—
Net cash provided by investing activities	59,123,300	2,272,000

Cash flows from financing activities:
Proceeds from exercise of stock options	1,650,000	1,662,500
Net cash provided by financing activities	1,650,000	1,662,500
Net increase (decrease) in cash and cash equivalents	38,105,600	(4,762,100)
Cash and cash equivalents, beginning of period	11,064,700	47,782,400
Cash and cash equivalents, end of period	$49,170,300	$43,020,300

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$287,300	$819,400
Lease liability reduction due to operating lease modification and early termination	$—	$540,000

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the footnotes to its audited consolidated financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K and have not materially changed during the three and nine months ended September 30, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains its cash and cash equivalents with three financial institutions that management believes to be of high credit quality. At times, the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three and nine months ended September 30, 2023, two customers represented 27% and 26% of revenue, respectively. During the three and nine months ended September 30, 2022, one customer represented 26% and 28% of revenue, respectively. As of September 30, 2023, two customers accounted for 46% and 10% of accounts receivable, respectively. As of December 31, 2022, one customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and nine months ended September 30, 2023, the Company purchased 75% and 55%, respectively, of its inventory from three and one suppliers, respectively. During the three and nine months ended September 30, 2022, the Company purchased 44% and 33%, respectively, of its inventory from two and one suppliers, respectively. As of September 30, 2023, amounts payable to one supplier totaled 14% of total accounts payable. At December 31, 2022, amounts payable to two suppliers totaled 34% of total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts, if needed. The Company maintains an allowance for doubtful accounts of an amount equal to anticipated future write-offs. The Company recorded an allowance for doubtful accounts of $221,000 at September 30, 2023. The Company determined that no allowance was necessary at December 31, 2022.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $36,500 and $21,600 in foreign currency transaction losses for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $65,500 and $93,800 in foreign currency losses for the nine months ended September 30, 2023 and 2022, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units and shares under employee stock purchase plans was 17.1 million for the three and nine months ended September 30, 2023 and 16.1 million for the three and nine months ended September 30, 2022.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$3,898,500	$—	$3,898,500	$14,107,500	$—	$14,107,500
Lease elements	—	3,844,200	3,844,200	—	10,881,500	10,881,500
Other	261,800	—	261,800	634,400	—	634,400
Total	$4,160,300	$3,844,200	$8,004,500	$14,741,900	$10,881,500	$25,623,400

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$6,925,100	$—	$6,925,100	$20,304,200	$—	$20,304,200
Lease elements	—	3,490,400	3,490,400	—	10,846,100	10,846,100
Other	227,300	—	227,300	687,600	—	687,600
Total	$7,152,400	$3,490,400	$10,642,800	$20,991,800	$10,846,100	$31,837,900

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $5.9 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023 the Company recognized $2.0 million and $5.7 million, respectively, of revenue, and during the three and nine months ended September 30, 2022, the Company recognized $2.8 million and $5.9 million respectively, of revenue, in each case, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at September 30, 2023 was $411,600, of which the Company expects to recognize $91,800 in one year or less, $91,800 in one to two years, $57,000 in two to three years, and $171,000 thereafter.

For the three and nine months ended September 30, 2023 and 2022, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2023, the Company issued 892,130 shares of common stock as a result of stock option exercises, receiving gross proceeds of $1.7 million, and issued 258,900 shares from the vesting of restricted stock units.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

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

At September 30, 2023 and December 31, 2022, there were 6,250,000 and 3,455,700 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2023, total unrecognized compensation expense was $26,784,400, which will be recognized over an estimated weighted average period of 2.34 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended September 30, 2023 and 2022 was estimated to be $1.91 and $4.40, respectively per option share.  The weighted-average fair value of the stock options granted during the nine months ended September 30, 2023 and 2022 was estimated to be $2.03 and $3.49 respectively per option share.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three and nine months ended September 30, 2023 was estimated to be $4.18 and $4.29 per RSU. The weighted average fair value of RSUs granted during the three and nine months ended September 30, 2022 was $5.39 per RSU.

Employee Stock Purchase Plan (“ESPP”)

On May 8, 2023, the Compensation Committee of the Board of Directors of the Company approved the initial offering (the “Initial Offering”) under the Maxcyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The Initial Offering began May 19, 2023 and will end on November 18, 2023 (the “Purchase Period”).

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

The weighted-average fair value of the shares under the ESPP during the three and nine months ended September 30, 2023 was estimated to be $1.14 per share, which the Company will expense over the performance period. The following table summarizes the range of valuation assumptions used in estimating the fair value of the shares under the ESPP:

For the three and nine months ended
September 30
2023
Expected volatility	57%
Risk-free interest rate	5.36%
Expected term (in years)	0.5

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$1,591,300	$1,571,600	$4,559,300	$4,309,200
Sales and marketing	814,600	638,400	2,414,600	1,765,500
Research and development	1,202,900	988,600	3,430,600	2,559,100
Total	$3,608,800	$3,198,600	$10,404,500	$8,633,800

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	September 30,	December 31,
	2023	2022
Raw materials inventory	$5,917,200	$5,650,500
Finished goods inventory	5,921,600	2,930,300
Work in progress	694,000	—
Total inventory	$12,532,800	$8,580,800

The Company determined that no allowance for inventory obsolescence was necessary at September 30, 2023 or December 31, 2022.

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Leasehold improvements	$14,556,300	$14,195,500
Furniture and equipment	12,146,100	9,516,500
Internal-use software	3,824,000	3,220,500
Instruments	2,439,700	2,440,300
Construction in process	88,900	627,400
Accumulated depreciation and amortization	(9,283,200)	(6,275,500)
Property and equipment, net	$23,771,800	$23,724,700

During the nine months ended September 30, 2023 and 2022, the Company transferred $135,600 and $173,700 respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and nine months ended September 30, 2023, the Company incurred depreciation and amortization expense of $1,081,400 and $3,069,300, respectively. For the three and nine months ended September 30, 2022, the Company incurred depreciation and amortization expense of $743,300 and $1,778,300, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2023 or December 31, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities and government agency bonds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the nine months ended September 30, 2023 or 2022.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$46,653,700	$—	$—	$46,653,700
Commercial paper	Short-term investments	102,338,500	59,400	(11,500)	102,386,400
US Treasury securities and government agency bonds	Short-term investments	38,731,600	100	(30,900)	38,700,800
US Treasury securities and government agency bonds	Long-term investments	18,428,700	—	(19,300)	18,409,400
Total cash equivalents and short-term investments		$206,152,500	$59,500	$(61,700)	$206,150,300

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2022:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$5,741,800	$—	$—	$5,741,800
Commercial paper	Short-term investments	172,740,700	156,400	(235,700)	172,661,400
Corporate debt	Short-term investments	5,792,000	—	(42,700)	5,749,300
US Treasury securities and government agency bonds	Short‑term investments	37,742,200	4,500	(196,100)	37,550,600
Total cash equivalents and short-term investments		$222,016,700	$160,900	$(474,500)	$221,703,100

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the nine months ended September 30, 2023 and 2022.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its new headquarters (the “New Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The New Headquarters Lease consists of three phases, with Phase 1 having commenced in December 2021, Phase 2 having commenced in the first quarter of 2022 and Phase 3 having commenced in November 2023. The lease term for all phases expires on August 31, 2035. The Company designed and constructed the leasehold improvements with the approval of the landlord. The New Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of September 30, 2023, the Company had received all reimbursements from the TIA. Under the New Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. The total incremental non-cancellable lease payments under the New Headquarters Lease are approximately $29.6 million over the lease term.

The Company had no finance leases as of September 30, 2023 and December 31, 2022.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$358,200	$398,800	$1,205,800	$1,264,900
Short-term lease cost	9,600	12,100	29,200	36,300
Variable lease cost	313,400	141,500	714,700	356,500
Total lease cost	$681,200	$552,400	$1,949,700	$1,657,700

	As of September 30,	As of December 31,
	2023	2022
Operating leases
Assets:
Operating lease right-of-use assets	$9,567,800	$9,853,500
Liabilities
Current portion of operating lease liabilities	$698,700	$156,800
Operating lease liabilities, net of current portion	15,383,400	15,938,100
Total operating lease liabilities	$16,082,100	$16,094,900
Other information
Weighted-average remaining lease term (in years)	11.9	12.7
Weighted-average incremental borrowing rate	6.5%	6.5%

As of September 30, 2023, maturities of lease liabilities that had commenced prior to September 30, 2023 were as follows:

Operating Leases

Remainder of 2023	$424,700
2024	1,734,500
2025	1,777,700
2026	1,822,100
2027	1,867,700
2028 and thereafter	15,963,200
Total undiscounted lease payments	23,589,900
Discount factor	(7,507,800)
Present value of lease liabilities	$16,082,100

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption and market acceptance of our products. We generated revenue of $25.6 million and incurred a net loss of $32.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $170.5 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales force, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2023	2022

	(in thousands)

Total revenue	$8,005	$10,643
Cost of goods sold	793	1,369
Gross profit	7,211	9,274
Operating expense
Research and development	6,264	5,325
Sales and marketing	7,047	4,507
General and administrative	6,820	6,444
Depreciation and amortization	1,033	710
Total operating expense	21,164	16,986
Operating loss	(13,953)	(7,712)
Other income (expense)
Other expense	—	(116)
Interest income	2,701	1,394
Total other income (expense)	2,701	1,278
Net loss	$(11,252)	$(6,434)

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

The following table provides details regarding the sources of our revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cell therapy	$4,701	$7,898	$(3,197)	(40%)
Drug discovery	1,900	1,991	(91)	(5%)
Program-related	1,404	754	650	86%
Total revenue	$8,005	$10,643	$(2,638)	(25%)

Total revenue for the three months ended September 30, 2023 was $8.0 million, a decrease of $2.6 million, or 25%, compared to revenue of $10.6 million during the three months ended September 30, 2022.

Our overall decrease in revenue was primarily driven by revenue decreases in the cell therapy and drug discovery markets. In the cell therapy market, revenue from instrument sales and disposable sales decreased by $1.4 million and $1.5 million, respectively, in part due to the timing of purchases by customers and partially attributable to challenges in the macro environment affecting the cell therapy and drug discovery markets. The $0.1 million decrease in the drug discovery market was primarily driven by a $0.6 million decrease in disposable sales, offset by a $0.5 million increase in instrument sales. The decreases in the cell therapy and drug discovery market were offset by a $0.7 million increase in program-related revenues, which resulted from clinical progress of our SPL customers, consistent with the expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grow.

Despite ongoing macro environment constraints affecting the current markets, we expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and leases and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers to continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we expect new customers to continue to emerge and contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue will fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress and our dependence on the program decisions of our partners.

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

During the three months ended September 30, 2023, gross margin was 90%, compared to 87% in the same period of 2022. The increase in gross margin was principally due to a mix of higher instruments sales in proportion to disposable sales, which have higher margins.  We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cost of goods sold	$793	$1,369	$(576)	(42%)
Gross profit	$7,211	$9,274	$(2,063)	(22%)
Gross margin	90%	87%

Cost of goods sold decreased by $0.6 million, or 42%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by decreases in disposable and instrument sales.

Gross profit decreased by $2.1 million, or 22%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by decreased revenue from disposable and instrument sales as well as increased in-house manufacturing costs.

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

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Research and development	$6,264	$5,325	$939	18%

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

Research and development expenses increased by $0.9 million, or 18%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by a $0.4 million increase in lab expense, a $0.2 million increase in compensation expense, a $0.2 million increase in stock-based compensation, and a $0.1 million increase in professional service fees relating to new product and regulatory consultants.

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

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Sales and marketing	$7,047	$4,507	$2,540	56%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $2.5 million, or 56%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by a $1.4 million increase in compensation expenses as a result of increases in headcount, a $0.4 million increase in occupancy expenses, a $0.2 million increase in stock-based compensation, a $0.2 increase in travel expenses, and a $0.1 million increase in marketing expenses.

We expect our recurring sales and marketing expenses to increase in absolute dollars in future periods as we expand our commercial sales, marketing and business development teams, expand our product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products. We expect that in the near term, sales and marketing expenses will increase as a percentage of revenue, and thereafter vary from period to period as a percentage of revenue. The effects of such sales and marketing investments could take a few quarters to materialize into revenue growth or it may not materialize into revenue growth as expected or at all.

General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
General and administrative	$6,820	$6,444	$376	6%

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

General and administrative expenses increased by $0.4 million, or 6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by a $0.4 million increase in compensation expense due to headcount and a $0.2 million aggregate increase in consulting and general office expenses, partially offset by a $0.2 million decrease in public company fees.

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

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,033	$710	$323	45%

Depreciation and amortization expense increased by $0.3 million, or 45%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income and Other Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Other expense	$—	$116	$116	(100%)
Interest income	$2,701	$1,394	$1,307	94%

Other expense for the three months ended September 30, 2022 related to a write-off of leasehold improvements due to early termination of a prior facility lease.  We did not incur other expense for the three months ended September 30, 2023.  Interest income represents interest on our cash balances and investments, which increased by $1.3 million for the three months ended September 30, 2023. The increase was driven by increases in interest rates and a higher weighted average balance of interest-bearing securities held during the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Total revenue	$25,623	$31,838
Cost of goods sold	3,169	3,552
Gross profit	22,455	28,286
Operating expense
Research and development	17,975	13,786
Sales and marketing	19,779	13,276
General and administrative	21,982	20,180
Depreciation and amortization	2,922	1,654
Total operating expense	62,658	48,896
Operating loss	(40,203)	(20,610)
Other income (expense)
Other expense	—	(116)
Interest and other income	7,558	1,965
Total other income (expense)	7,558	1,849
Net loss	$(32,645)	$(18,761)

Revenue

The following table provides details regarding the sources of our revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cell therapy	$17,311	$23,002	$(5,691)	(25%)
Drug discovery	5,350	6,074	(724)	(12%)
Program-related	2,962	2,762	200	7%
Total revenue	$25,623	$31,838	$(6,215)	(20%)

Total revenue for the nine months ended September 30, 2023 was $25.6 million, a decrease of $6.2 million, or 20%, compared to revenue of $31.8 million during the nine months ended September 30, 2022.  Our overall decrease in revenue was primarily driven by revenue decreases in the cell therapy market and drug discovery markets. In the cell therapy market, revenue from instrument sales and disposable sales decreased by $2.5 million and $3.0 million, respectively, in part due to the timing of purchases by customers and partially attributable to challenges in the macro environment affecting the cell therapy and drug discovery markets. The $0.7 million decrease in the drug discovery market was primarily driven by a $1.1 million decrease in disposable sales, offset by a $0.5 million increase in instrument sales. The $0.2 million increase in program-related revenues resulted from expected variability of milestone revenues from period to period given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to experience variability for some time, although we anticipate that this variability may moderate as the volume of SPLs and associated milestones grow.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Cost of goods sold	$3,169	$3,552	$(383)	(11%)
Gross profit	$22,455	$28,286	$(5,832)	(21%)
Gross margin	88%	89%

Cost of goods sold decreased by $0.4 million, or 11%, for the nine months ended September 30, 2023 compared to the nine months September 30, 2022. The decrease was primarily driven by decreased revenue from instrument sales and disposable sales.

Gross profit decreased by $5.8 million, or 21%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by decreased revenue from instrument and disposable sales.

During the nine months ended September 30, 2023, gross margin was 88%, compared to 89% in the same period of 2022. The decrease was primarily driven by an increase in cost of goods due to initial scale-up of our in-house manufacturing processing assemblies.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Research and development	$17,975	$13,786	$4,189	30%

Research and development expenses increased by $4.2 million, or 30%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by a $1.2 million increase in compensation expenses as a result of increases in headcount, a $0.9 million increase in lab expense and new product development, a $0.9 million increase in stock-based compensation, $0.5 million increase in professional service fees relating to new product and regulatory consultants, a $0.4 million increase in travel expenses, and a $0.3 million increase in office and miscellaneous expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Sales and marketing	$19,779	$13,276	$6,503	49%

Sales and marketing expenses increased by $6.5 million, or 49%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by a $3.7 million increase in compensation expenses as a result of increases in headcount, a $0.8 million increase in occupancy expenses, a $0.6 million increase in travel expenses, a $0.6 million increase in stock-based compensation, a $0.3 million increase in marketing expenses, and a $0.2 million increase in professional fees, and a $0.2 million increase in general office expenses.

General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
General and administrative	$21,982	$20,180	$1,802	9%

General and administrative expenses increased by $1.8 million, or 9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  The increase was primarily driven by a $1.5 million increase in strategic consulting expenses, a $0.5 million increase in compensation expenses primarily due to headcount, a $0.5 million increase in general office expenses, a $0.3 million increase in stock-based compensation, a $0.2 million increase in legal fees, and a $0.2 million increase in memberships, partially offset by a $0.8 million reduction in public company fees, and a $0.5 million decrease in occupancy expenses.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$2,922	$1,654	$1,268	77%

Depreciation and amortization expense increased by $1.3 million, or 77%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income and Other Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
(in thousands, except percentages)
Other expense	$—	$(116)	$116	(100%)
Interest and other income	$7,558	$1,965	$5,593	285%

Other expense for the nine months ended September 30, 2022 related to a write-off of leasehold improvements due to early termination of a prior facility lease. We did not incur other expense for the nine months ended September 30, 2023. The increase in interest and other income was driven by increases in interest rates and a higher weighted average balance of interest-bearing securities held during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2023, we incurred a net loss of $32.6 million. As of September 30, 2023, we had an accumulated deficit of $170.5 million. We have funded our operations primarily with proceeds from sales of common stock, including our initial public offering of common stock in the United States (the “IPO”) in 2021, as well as revenues associated with sales and licenses of our products to customers. As of September 30, 2023, we had cash and cash equivalents and short-term investments of $190.2 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(22,668)	$(8,697)
Investing activities	59,123	2,272
Financing activities	1,650	1,663
Net increase (decrease) in cash and cash equivalents	$38,106	$(4,762)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $22.7 million, and consisted primarily of our net loss of $32.6 million, offset in part by net non-cash expenses of $8.7 million, including stock-based compensation of $10.4 million and depreciation and amortization expenses of $3.1 million, reduced by amortization of discounts on investments of $5.1 million. We also had net cash inflows of $1.3 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in account receivable of $3.3 million due to increased cash collections, a decrease in tenant improvements allowance (“TIA”) receivable of $1.9 million, an increase in accounts payable and accrued expenses of $1.5 million due to timing considerations, a decrease in right-of-use assets of $0.3 million and an increase in other assets of $0.2 million, partially offset by a $4.1 million increase in inventory and a $1.1 million decrease in deferred revenue, and an increase in prepaid expense and other current assets of $0.7 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $8.7 million, and consisted primarily of our net loss of $18.8 million, offset in part by net non-cash expenses of $9.4 million, including stock-based compensation of $8.6 million and depreciation and amortization expenses of $1.8 million, partially offset by amortization of discounts on investments of $1.2 million. We also had net cash inflows of $0.6 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in the net effect of our right-of-use assets and lease liabilities of $5.1 million, an increase in accounts payable and accrued expenses of $1.2 million, partially offset by a $2.9 million increase in inventory, a $0.9 million increase in other assets, a $0.8 million increase in TIA receivable, a $0.6 million increase in accounts receivable and a $0.5 million decrease in deferred revenue.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was $59.1 million, which was primarily attributable to maturities of investments of $247.5 million, partially offset by purchases of investments of $185.6 million and purchases of laboratory equipment of $2.8 million.

Net cash provided by investing activities during the nine months ended September 30, 2022 was $2.3 million, which was primarily attributable to maturities of investments of $232.1 million, partially offset by purchases of investments of $213.5 million and capitalized lease-related construction expenses of $13.4 million and purchase of equipment of $1.9 million. Purchases and sales of investments are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022 was $1.7 million which was attributable to the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2023 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space. The lease for the new facility consists of three phases, with Phase 1 having commenced in December 2021, Phase 2 having commenced in the first quarter of 2022, and Phase 3 having commenced in November 2023. The lease term for all phases expires on August 31, 2035. We designed and constructed the leasehold improvements with the approval of the landlord. The lease provides that the landlord will reimburse us for $6.3 million in costs of leasehold improvement construction. As of September 30, 2023, we received all reimbursements from the TIA. The total incremental non-cancellable lease payments under the lease agreement are $29.6 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short term and in the long term, from cash on hand, investments and operating cash flows.

We had no debt obligations as of September 30, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and investments. The primary objective of our investment approach is to preserve principal and provide liquidity. As a result, a 10% change in the level of market interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

As we do not currently have indebtedness, we are not exposed to interest rate risk from increases in interest rates.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MaxCyte, Inc.

Date: November 8, 2023	By:	/s/ Douglas Doerfler
	Name:	Douglas Doerfler
	Title:	President and Chief Executive Officer

Date: November 8, 2023	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)