Form 10-Q
period 2024-03-31
MAXCYTE, INC.
filed 2024-05-07
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 2, 2024, the registrant had 104,544,289 shares of common stock, $0.01 par value per share, issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$22,249	$46,506
Short-term investments, at amortized cost	135,264	121,782
Accounts receivable, net	5,991	5,778
Inventory	11,960	12,229
Prepaid expenses and other current assets	3,210	3,899
Total current assets	178,674	190,194

Investments, non-current, at amortized cost	45,031	42,938
Property and equipment, net	22,805	23,513
Right-of-use asset - operating leases	11,125	11,241
Other assets	295	388
Total assets	$257,930	$268,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,674	$743
Accrued expenses and other	6,502	11,269
Operating lease liability, current	825	774
Deferred revenue, current portion	4,476	5,069
Total current liabilities	13,477	17,855

Operating lease liability, net of current portion	17,815	17,969
Other liabilities	279	283
Total liabilities	31,571	36,107

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 104,405,111 and 103,961,670 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,044	1,040
Additional paid-in capital	410,639	406,925
Accumulated deficit	(185,324)	(175,798)
Total stockholders’ equity	226,359	232,167
Total liabilities and stockholders’ equity	$257,930	$268,274

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$11,342	$8,576
Cost of goods sold	1,403	1,000
Gross profit	9,939	7,576

Operating expenses:
Research and development	6,678	6,047
Sales and marketing	7,365	6,296
General and administrative	7,103	7,499
Depreciation and amortization	1,068	912
Total operating expenses	22,214	20,754
Operating loss	(12,275)	(13,178)

Other income:
Interest income	2,749	2,296
Total other income	2,749	2,296
Loss before income taxes	(9,526)	(10,882)
Provision for income taxes	—	—
Net loss	$(9,526)	$(10,882)
Basic and diluted net loss per share	$(0.09)	$(0.11)
Weighted average shares outstanding, basic and diluted	104,089,758	102,846,036

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024	$390,819	$(137,875)	$253,968
Stock-based compensation expense	—	—	3,277	—	3,277
Exercise of stock options	506,832	5	1,451	—	1,456
Net loss	—	—	—	(10,882)	(10,882)
Balance at March 31, 2023	102,904,745	$1,029	$395,547	$(148,757)	$247,819

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	$1,044	$410,639	$(185,324)	$226,359

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,526)	$(10,882)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,111	962
Non-cash lease expense	116	96
Net book value of consigned equipment sold	11	17
Stock-based compensation	3,015	3,277
Recoveries of bad debt	130	—
Amortization of discounts on investments	(1,983)	(1,730)

Changes in operating assets and liabilities:
Accounts receivable	(343)	3,399
Accounts receivable - TIA	—	916
Inventory	169	(1,706)
Prepaid expense and other current assets	689	509
Other assets	33	410
Accounts payable, accrued expenses and other	(3,286)	1,227
Operating lease liability	(103)	157
Deferred revenue	(593)	(963)
Other liabilities	(4)	(13)
Net cash used in operating activities	(10,564)	(4,324)

Cash flows from investing activities:
Purchases of investments	(48,042)	(57,814)
Maturities of investments	34,450	89,000
Purchases of property and equipment	(804)	(1,558)
Proceeds from sale of equipment	-	9
Net cash (used in) provided by investing activities	(14,396)	29,637

Cash flows from financing activities:
Proceeds from exercise of stock options	703	1,456
Net cash provided by financing activities	703	1,456
Net (decrease) increase in cash and cash equivalents	(24,257)	26,769
Cash and cash equivalents, beginning of period	46,506	11,064
Cash and cash equivalents, end of period	$22,249	$37,833

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$16	$631

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

MaxCyte is a global life sciences company focused on advancing the discovery, development and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K and have not materially changed during the three months ended March 31, 2024.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CCTI, Inc. All significant intercompany balances have been eliminated in consolidation.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended March 31, 2024, two customers represented 23% and 18% of revenue, respectively. During the three months ended March 31, 2023, two customers represented 23% and 11% of revenue, respectively. As of March 31, 2024, two customers accounted for 23% of accounts receivable.  As of December 31, 2023, three customers accounted for 38% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended March 31, 2024, 30% of the Company’s additions to inventory was from one supplier. During the three months ended March 31, 2023, the Company purchased 60% of its inventory from one supplier. As of March 31, 2024, amounts payable to one supplier totaled 29% of total accounts payable.  At December 31, 2023, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company determined that no allowance was necessary at March 31, 2024.  The Company recorded an allowance for expected credit losses of $130 at December 31, 2023.

Foreign Currency

The Company’s functional currency is the US dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $33 in foreign currency transaction losses and $6 in foreign currency transaction gains for the three months ended March 31, 2024 and 2023, respectively.

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

Comprehensive Loss

For the three months ended March 31, 2024 and 2023, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, restricted stock units, performance stock units and shares under employee stock purchase plans using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.9 million for the three months ended March 31, 2024 and 17.1 million for the three months ended March 31, 2023.

Recent Accounting Pronouncements

The Company has evaluated all issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its results of operations, financial position, or cash flows.

3.    Revenue

Revenue is principally from the sale of instruments and processing assemblies, extended warranties and the lease of instruments, which lease agreements also include customer-specific milestone payments. In some arrangements, products and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended March 31, 2024

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$5,361	$—	$5,361
Lease elements	—	5,758	5,758
Other	223	—	223
Total	$5,584	$5,758	$11,342

	Three months ended March 31, 2023

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$4,790	$—	$4,790
Lease elements	—	3,612	3,612
Other	174	—	174
Total	$4,964	$3,612	$8,576

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $4,755 and $5,352 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized $2,254 and $2,623 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year at March 31, 2024 was $360, of which the Company expects to recognize $81 in one year or less, $81 in one to two years, $41 in two to three years, and $157 thereafter.

For the three months ended March 31, 2024 and 2023, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the three months ended March 31, 2024, the Company issued 272,640 shares of common stock as a result of stock option exercises, receiving gross proceeds of $703, and issued 170,801 shares from the vesting of restricted stock units.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

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

In May 2022, the Company’s Board of Directors adopted, and in June 2022, the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, no additional awards can be granted under the 2016 Plan or the Inducement Plan, but all outstanding awards will continue to remain subject to the terms of the applicable plan.

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

At March 31, 2024 and December 31, 2023, there were 4,353,000 and 6,202,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At March 31, 2024, total unrecognized compensation expense was $25,434, which will be recognized over an estimated weighted average period of 2.6 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended March 31, 2024 and 2023 was estimated to be $2.23 and $2.04, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended March 31, 2024 and 2023 was estimated to be $4.36 and $4.35 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the three months ended March 31, 2024, 550,838 PSUs were awarded to certain members of management and executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December 31, 2026.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the three months ended March 31, 2024 was estimated to be $4.31 per PSU. During the three months ended March 31, 2024, the Company determined that it was probable that the grants will vest at 100% of the target number of PSUs.  Stock-based compensation expense for the service period since the grant date of $197 was recognized in the three months ended March 31, 2024.  The Company did not issue PSUs prior to January 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended March 31,
	2024	2023
General and administrative	$1,680	$1,467
Sales and marketing	626	1,066
Research and development	709	744
Total	$3,015	$3,277

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	March 31,	December 31,
	2024	2023
Raw materials inventory	$5,628	$5,694
Finished goods inventory	6,031	5,977
Work in progress	301	558
Total inventory	$11,960	$12,229

The Company reserved $578 and $697 in an inventory allowance as of March 31, 2024 and December 31, 2023, respectively.

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Leasehold improvements	$14,660	$14,654
Furniture and equipment	12,373	12,288
Internal-use software	4,232	4,106
Instruments	2,546	2,441
Construction in process	382	310
Accumulated depreciation and amortization	(11,388)	(10,286)
Property and equipment, net	$22,805	$23,513

During the three months ended March 31, 2024 and 2023, the Company transferred $100 and $27, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended March 31, 2024 and 2023, the Company incurred depreciation and amortization expense of $1,111 and $962, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, US Treasury securities and government agency bonds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three months ended March 31, 2024 or 2023.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$15,688	$—	$—	$15,688
Commercial paper	Short-term investments	109,600	26	(67)	109,559
Corporate debt	Short-term investments	4,072		(12)	4,060
US Treasury securities and government agency bonds	Short-term investments	21,592	21		21,613
US Treasury securities and government agency bonds	Long-term investments	45,031	49	(144)	44,936
Total cash equivalents and short-term investments		$195,983	$96	$(223)	$195,856

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$22,693	$—	$—	$22,693
US Treasury securities and government agency bonds	Cash equivalents	20,986	3	—	20,989
Commercial paper	Short-term investments	107,131	100	(1)	107,230
US Treasury securities and government agency bonds	Short‑term investments	14,651	28	(6)	14,673
US Treasury securities and government agency bonds	Long-term investments	42,938	282	(2)	43,218
Total cash equivalents and short-term investments		$208,399	$413	$(9)	$208,803

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three months ended March 31, 2024 and 2023.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended March 31, 2024 and 2023, the Company paid $428 and $171 included in the measurement of lease liabilities, respectively.

The Company had no finance leases as of March 31, 2024 and December 31, 2023.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost	$441	$489
Short-term lease cost	10	10
Variable lease cost	298	165
Total lease cost	$749	$664

	As of March 31,	As of December 31,
	2024	2023
Operating leases
Assets:
Operating lease right-of-use assets	$11,125	$11,241
Liabilities
Current portion of operating lease liabilities	$825	$774
Operating lease liabilities, net of current portion	17,815	17,969
Total operating lease liabilities	$18,640	$18,743
Other information
Weighted-average remaining lease term (in years)	11.4	11.7
Weighted-average incremental borrowing rate	7.0%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of March 31, 2024:

Operating Leases

Remainder of 2024	$1,499
2025	2,171
2026	2,225
2027	2,281
2028	2,338
2029 and thereafter	17,156
Total undiscounted lease payments	27,670
Discount factor	(9,030)
Present value of lease liabilities	$18,640

8.  Related Party Transactions

Effective January 1, 2024,  the Company entered into a consulting agreement with a member of the Board of Directors to provide consulting services to the Company for a 12-month period for an amount not to exceed $150.  During the three months ended March 31, 2024, the Company incurred $31 pursuant to this consulting agreement.

During the three months ended March 31, 2024, the Company sold $1 in products to a customer whose Chief Executive Officer is a member of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2024, as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, "Risk Factors" contained in the Annual Report on Form 10-K and other information provided from time to time in our other filings with the SEC.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions or joint ventures.

You should read this Quarterly Report on Form 10-Q and the documents that we file from time to time with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “we,” “our,” “us,” “MaxCyte” and the “Company” refer to MaxCyte, Inc.

Trademarks

We have applied for various trademarks that we use in connection with the operation of our business.  This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies.  All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.  Solely for convenience, the trademarks and trade names in this report may be referred to without the ® or TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development and commercialization of next-generation cell therapeutics including cell and gene therapies and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® technology, which is used by biopharmaceutical companies to facilitate complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

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

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 27 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2022 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research.  Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption and market acceptance of our products. We generated revenue of $11.3 million and incurred a net loss of $9.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $185.3 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales force, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

Throughout the first quarter of 2024, we have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail in “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In the first quarter of 2024, we signed SPL agreements with three new partners: Lion TCR, Imugene, Wugen, and we announced that we had signed a fourth agreement with Be Biopharma on April 2, 2024.  We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)

Total revenue	$11,342	$8,576
Cost of goods sold	1,403	1,000
Gross profit	9,939	7,576
Operating expense
Research and development	6,678	6,047
Sales and marketing	7,365	6,296
General and administrative	7,103	7,499
Depreciation and amortization	1,068	912
Total operating expense	22,214	20,754
Operating loss	(12,275)	(13,178)
Other income
Interest income	2,749	2,296
Total other income	2,749	2,296
Net loss	$(9,526)	$(10,882)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core Revenue:
Cell therapy	$6,415	$5,975	$440	7%
Drug discovery	1,773	1,797	(24)	(1%)
Total core revenue	8,188	7,772	416	5%
Program-related	3,154	804	2,350	292%
Total revenue	$11,342	$8,576	$2,766	32%

The following table provides details regarding our core business revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,928	$2,189	$(261)	(12%)
Disposables revenue	3,432	2,600	832	32%
Lease revenue	2,604	2,809	(205)	(7%)
Other revenue	224	174	50	29%
Total core revenue	$8,188	$7,772	$416	5%

Total revenue for the three months ended March 31, 2024 was $11.3 million, an increase of $2.8 million, or 32%, compared to revenue of $8.6 million during the three months ended March 31, 2023.  The increase was primarily driven by an increase in program-related revenue and total core revenue described below.

Total core revenue for the three months ended March 31, 2024 was $8.2 million, an increase of $0.4 million, or 5%, compared to core revenue of $7.8 million for the three months ended March 31, 2023.  Our overall increase in core revenue was primarily driven by increases in disposable sales of $0.8 million in the cell therapy market and drug discovery markets, primarily offset by decreases in instrument sales and lease revenue of $0.3 million and $0.2 million, respectively.

The $2.4 million increase in program-related revenues resulted from achievement of contractually specified clinical and regulatory milestones and reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and leases and disposable sales and as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress and our dependence on the program decisions of our partners.

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

During the three months ended March 31, 2024 and 2023, gross margin remained flat at 88%.  We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a GMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,403	$1,000	$403	40%
Gross profit	$9,939	$7,576	$2,363	31%
Gross margin	88%	88%

Cost of goods sold increased by $0.4 million, or 40%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in disposable sales and in-house manufacturing and raw material pricing increases, offset by a decrease in instrument sales.

Gross profit increased by $2.4 million, or 31%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in program-related revenue for the three months ended March 31, 2024.

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

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$6,678	$6,047	$631	10%

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

Research and development expenses increased by $0.6 million, or 10%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by a $0.8 million increase in compensation expense and a $0.2 million increase in lab expense, offset by a $0.4 million decrease in stock-based compensation.

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

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$7,365	$6,296	$1,069	17%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $1.1 million, or 17%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by a $0.7 million increase in compensation expenses as a result of increases in headcount, and a $0.4 million increase in professional fees.

We expect our recurring sales and marketing expenses to increase in absolute dollars in future periods as we expand our commercial sales, marketing and business development teams, expand our product offerings, expand our collaboration efforts, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products. We expect that in the near term, sales and marketing expenses could increase as a percentage of revenue, and thereafter vary from period to period as a percentage of revenue.  The effects of such sales and marketing investments could take a few quarters to materialize into revenue growth or it may not materialize into revenue growth as expected or at all.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$7,103	$7,499	$(396)	(5)%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, information systems and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and public company fees associated with being a Nasdaq and AIM listed public company such as director fees, U.K. Nominated Adviser and broker fees, investor relations consultants fees and insurance costs. These expenses are exclusive of depreciation and amortization.

General and administrative expenses decreased by $0.4 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $0.5 million decrease in professional services, an aggregate $0.2 million decrease in occupancy and general office expenses, offset by an increase in stock-based compensation of $0.2 million, an increase of $0.1 million in public company fees.

We expect that our general and administrative expenses will continue to increase in absolute dollars in future periods, primarily due to increased headcount to support anticipated growth in the business. We expect these expenses to vary from period to period as a percentage of revenue.

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used actively in the business, primarily by research and development activities. Amortization expense includes the amortization of intangible assets over their respective useful lives.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,068	$912	$156	17%

Depreciation and amortization expense increased by $0.2 million, or 17%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income and Other Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$2,749	2,296	$453	20%

Interest income represents interest on our cash balances and investments, which increased by $0.5 million, or 20%, for the three months ended March 31, 2024 compared to March 31, 2023. The increase was driven by increases in interest rates during the three months ended March 31, 2024.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three months ended March 31, 2024, we incurred a net loss of $9.5 million. As of March 31, 2024, we had an accumulated deficit of $185.3 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

We expect to incur near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and internally generated cash flows will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date these financial statements have been issued.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(10,564)	$(4,324)
Investing activities	(14,396)	29,637
Financing activities	703	1,456
Net (decrease) increase in cash and cash equivalents	$(24,257)	$26,769

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $10.6 million, and consisted primarily of our net loss of $9.5 million, offset in part by net non-cash expenses of $2.4 million, including stock-based compensation of $3.0 million, depreciation and amortization expenses of $1.1 million, and an aggregate $0.2 million in bad debt recoveries and other non-cash charges offset by amortization of discounts on investments of $2.0 million. We also had net cash outflows of $3.4 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.3 million, a decrease in accounts payable and accrued expenses of $3.3 million due to timing considerations, a decrease in deferred revenue of $0.6 million, and a decrease in operating lease liabilities of $0.1 million, offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in inventory of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $4.3 million, and consisted primarily of our net loss of $10.9 million, offset in part by net non-cash expenses of $2.6 million, including stock-based compensation of $3.3 million and depreciation and amortization expenses of $1.0 million, and other non-cash charges of $0.1 million, offset by amortization of discounts on investments of $1.7 million. We also had net cash inflows of $3.9 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $3.4 million due to increased cash collections, an increase in accounts payable and accrued expenses of $1.2 million due to timing considerations, a decrease in tenant improvements allowance (“TIA”) receivable of $0.9 million, a decrease in prepaid expense and other current assets of $0.5 million, and a decrease in other assets of $0.4 million, partially offset by a $1.7 million increase in inventory and a $1.0 million increase in deferred revenue.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $14.4 million, which was primarily due to purchases of investments of $48.0 million and purchases of property and equipment of $0.8 million, offset by maturities of investments of $34.4 million.

Net cash provided by investing activities during the three months ended March 31, 2023 was $29.6 million, which was primarily attributable to maturities of investments of $89.0 million, partially offset by purchases of investments of $57.8 million and purchases of property and equipment of $1.6 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 and 2023 was $0.7 million, and $1.5 million, respectively, which was attributable to the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2024 consisted exclusively of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the lease agreement are $27.7 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We had no debt obligations as of March 31, 2024 and December 31, 2023.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the Annual Report on Form 10-K filed with SEC on March 12, 2024.

JOBS Act Accounting Election

We are an emerging growth company, (“EGC”), under the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Foreign Currency Risk

We are exposed to financial risks as a result of exchange rate fluctuations between the U.S. Dollar and certain foreign currencies and the volatility of these rates. In the normal course of business, we earn revenue primarily denominated in U.S. Dollars as well as in Euros and British Pounds. We incur expenses primarily in U.S. Dollars as well as in Euros, British Pounds and other currencies. Our reporting currency is the U.S. Dollar. We hold our cash primarily in U.S. Dollars as well as in Euros and British Pounds. We do not expect that foreign currency gains or losses will have a material effect on our financial position or results of operations in the foreseeable future. We have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to assess our approach to managing risks relating to fluctuations in currency exchange rates.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 12, 2024. There have been no material changes to the risk factors set forth in that report.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Severance Agreement, between the Company and Cenk Sumen	8-K	001-40674	10.1	Jan. 26, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: May 7, 2024	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer

Date: May 7, 2024	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)