Form 10-Q
period 2024-06-30
MAXCYTE, INC.
filed 2024-08-06
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

Commission File Number: 001-40674

MaxCyte, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2210438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9713 Key West Avenue, Suite 400

Rockville, Maryland 20850

(Address of principal executive offices including zip code)

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

As of August 2, 2024, the registrant had 105,089,214 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$37,513	$46,506
Short-term investments, at amortized cost	119,817	121,782
Accounts receivable, net	4,581	5,778
Inventory	11,159	12,229
Prepaid expenses and other current assets	2,577	3,899
Total current assets	175,647	190,194

Investments, non-current, at amortized cost	42,481	42,938
Property and equipment, net	21,720	23,513
Right-of-use asset - operating leases	11,008	11,241
Other assets	640	388
Total assets	$251,496	$268,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$953	$743
Accrued expenses and other	7,076	11,269
Operating lease liability, current	878	774
Deferred revenue, current portion	3,368	5,069
Total current liabilities	12,275	17,855

Operating lease liability, net of current portion	17,650	17,969
Other liabilities	310	283
Total liabilities	30,235	36,107

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 104,824,124 and 103,961,670 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,048	1,040
Additional paid-in capital	414,912	406,925
Accumulated deficit	(194,699)	(175,798)
Total stockholders’ equity	221,261	232,167
Total liabilities and stockholders’ equity	$251,496	$268,274

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$10,429	$9,043	$21,770	$17,619
Cost of goods sold	1,488	1,376	2,891	2,376
Gross profit	8,941	7,667	18,879	15,243

Operating expenses:
Research and development	5,619	5,664	12,297	11,711
Sales and marketing	6,617	6,436	13,981	12,732
General and administrative	7,639	7,663	14,742	15,161
Depreciation and amortization	1,034	977	2,102	1,890
Total operating expenses	20,909	20,740	43,122	41,494
Operating loss	(11,968)	(13,073)	(24,243)	(26,251)

Other income:
Interest income	2,593	2,561	5,342	4,857
Total other income	2,593	2,561	5,342	4,857
Loss before income taxes	(9,375)	(10,512)	(18,901)	(21,394)
Provision for income taxes	—	—	—	—
Net loss	$(9,375)	$(10,512)	$(18,901)	$(21,394)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.18)	$(0.21)
Weighted average shares outstanding, basic and diluted	104,639,239	103,063,606	104,364,498	102,955,422

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024	$390,819	$(137,875)	$253,968
Stock-based compensation expense	—	—	3,277	—	3,277
Exercise of stock options	506,832	5	1,451	—	1,456
Net loss	—	—	—	(10,882)	(10,882)
Balance at March 31, 2023	102,904,745	1,029	395,547	(148,757)	247,819
Stock-based compensation expense	—	—	3,519	—	3,519
Exercise of stock options	229,840	2	155	—	157
Net loss	—	—	—	(10,512)	(10,512)
Balance at June 30, 2023	103,134,585	$1,031	$399,221	$(159,269)	$240,983

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	1,044	410,639	(185,324)	226,359
Stock-based compensation expense	—	—	3,564	—	3,564
Exercise of stock options	335,837	3	445	—	448
Vesting of restricted stock units	13,966	—	—	—	—
Issuance of common stock under employee stock purchase plan	69,210	1	264	—	265
Net loss	—	—	—	(9,375)	(9,375)
Balance at June 30, 2024	104,824,124	$1,048	$414,912	$(194,699)	$221,261

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,901)	$(21,394)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,192	1,988
Non-cash lease expense	233	190
Net book value of consigned equipment sold	21	66
Loss on disposal of fixed assets	361	—
Stock-based compensation	6,579	6,796
Credit loss (recovery) expense	(130)	230
Change in excess/obsolete inventory reserve	137	—
Amortization of discounts on investments	(3,665)	(3,641)

Changes in operating assets and liabilities:
Accounts receivable	1,327	3,990
Accounts receivable - TIA	—	1,912
Inventory	833	(2,542)
Prepaid expense and other current assets	1,322	724
Other assets	(321)	212
Accounts payable, accrued expenses and other	(3,497)	(1,039)
Operating lease liability	(215)	112
Deferred revenue	(1,701)	(2,020)
Other liabilities	27	(13)
Net cash used in operating activities	(15,398)	(14,429)

Cash flows from investing activities:
Purchases of investments	(79,353)	(104,955)
Maturities of investments	85,440	163,320
Purchases of property and equipment	(1,098)	(2,065)
Proceeds from sale of equipment	—	9
Net cash provided by investing activities	4,989	56,309

Cash flows from financing activities:
Proceeds from exercise of stock options	1,151	1,613
Proceeds from issuance of common stock under employee stock purchase plan	265	—
Net cash provided by financing activities	1,416	1,613
Net (decrease) increase in cash and cash equivalents	(8,993)	43,493
Cash and cash equivalents, beginning of period	46,506	11,064
Cash and cash equivalents, end of period	$37,513	$54,557

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$80	$496

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except par value, share and per share amounts)

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company” or “MaxCyte”) was incorporated as a majority-owned subsidiary of EntreMed, Inc. (“EntreMed”) on July 31, 1998, under the laws and provisions of the state of Delaware and commenced operations on July 1, 1999. In November 2002, MaxCyte was recapitalized, and EntreMed was no longer deemed to control the Company.

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

The Company’s registration statement on Form S-1 related to its initial public offering of common stock (the “IPO”) in the United States of America (the “U.S.”) was declared effective on July 29, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on July 30, 2021. On August 3, 2021, the Company sold 15,525,000 shares of common stock in the IPO at a price to the public of $13.00 per share, inclusive of 2,025,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO generated gross proceeds to the Company of $201,825. The Company received aggregate net proceeds of $184,268 from the IPO after deducting aggregate underwriting commissions and offering costs of $17,557.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024 (the “2023 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K and have not materially changed during the three and six months ended June 30, 2024.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CCTI, Inc. All significant intercompany balances have been eliminated in consolidation.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During both the three and six months ended June 30, 2024, two customers represented 32% of revenue. During the three and six months ended June 30, 2023, two customers represented 27% and 30% of revenue, respectively. As of June 30, 2024, one customer accounted for 16% of accounts receivable.  As of December 31, 2023, three customers accounted for 38% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and six months ended June 30, 2024, 21% and 27%, respectively, of the Company’s additions to inventory was from one supplier. During the three and six months ended June 30, 2023, the Company purchased 49% and 55%, respectively of its inventory from one supplier. As of June 30, 2024 and December 31, 2023, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company determined that no allowance was necessary as of June 30, 2024.  The Company recorded an allowance for expected credit losses of $130 as of December 31, 2023.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $27 and $35 in foreign currency transaction losses for the three months ended June 30, 2024 and 2023, respectively.  The Company recognized $60 and $29 in foreign currency transaction losses for the six months ended June 30, 2024 and 2023, respectively.

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

Comprehensive Loss

For the three and six months ended June 30, 2024 and 2023, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.3 million for the three and six months ended June 30, 2024 and 18.8 million for the three and six months ended June 30, 2023.

Recent Accounting Pronouncements

The Company has evaluated all issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its results of operations, financial position, or cash flows.

3.    Revenue

Revenue is principally from the sale of instruments and processing assemblies, extended warranties, and the lease of instruments, which lease agreements also include customer-specific milestone payments. In some arrangements, products and services have been sold together representing distinct performance obligations. In these arrangements, the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$4,736	$—	$4,736	$10,096	$—	$10,096
Lease elements	—	5,464	5,464	—	11,222	11,222
Other	229	—	229	452	—	452
Total	$4,965	$5,464	$10,429	$10,548	$11,222	$21,770

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,419	$—	$5,419	$10,208	$—	$10,208
Lease elements	—	3,421	3,421	—	7,034	7,034
Other	203	—	203	377	—	377
Total	$5,622	$3,421	$9,043	$10,585	$7,034	$17,619

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $3,677 and $5,352 as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized $2,547 and $4,057 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the three and six months ended June 30, 2023, the Company recognized $2,571 and $4,591 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of June 30, 2024 was $408, of which the Company expects to recognize $98 in one year or less, $98 in one to two years, $49 in two to three years, and $163 thereafter.

For the three and six months ended June 30, 2024 and 2023, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the six months ended June 30, 2024, the Company issued 608,477 shares of common stock as a result of stock option exercises, receiving gross proceeds of $1,151, issued 184,767 shares from the vesting of restricted stock units, and issued 69,210 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan, (the “ESPP”) receiving gross proceeds of $265.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

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

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meeting of Stockholders held on June 22, 2023, the Company’s stockholders voted to reserve an additional 6,069,000 shares of issuance pursuant to future awards under the 2022 Plan.  At the Company’s Annual Meeting of Stockholders held on June 11, 2024, the Company’s stockholders approved to increase by 2,300,000 the maximum number of shares of common stock authorized to be issued under the 2022 Plan.

At June 30, 2024 and December 31, 2023, there were 6,802,000 and 6,202,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At June 30, 2024, total unrecognized compensation expense was $23,617, which will be recognized over an estimated weighted average period of 2.4 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended June 30, 2024 and 2023 was estimated to be $2.45 and $2.09, per option share, respectively.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2024 and 2023 was estimated to be $2.28 and $2.05, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended June 30, 2024 and 2023 was estimated to be $4.69 and $3.73 per RSU, respectively. The weighted-average fair value of the RSUs granted during the six months ended June 30, 2024 and 2023 was estimated to be $4.43 and $4.30 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the six months ended June 30, 2024, 550,838 PSUs were awarded to certain members of management and executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December 31, 2026.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the three and six months ended June 30, 2024 was estimated to be $4.31 per PSU. During the three months ended June 30, 2024, the Company determined that it was probable that the grants will vest at 100% of the target number of PSUs.  Stock-based compensation expense for the service period since the grant date of $197 and $395 was recognized in the three and six months ended June 30, 2024, respectively.  The Company did not issue PSUs prior to January 2024.

Employee Stock Purchase Plan (“ESPP”)

In May 2023, the Company commenced the initial offering under the ESPP. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long (each, a “Purchase Period”).  The third Purchase

Period began on May 20, 2024.  The weighted-average fair value of the shares under the ESPP for the three and six months ended June 30, 2024 was $1.38 per share, which the Company will expense over the Purchase Period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative	$1,841	$1,501	$3,521	$2,968
Sales and marketing	824	856	1,450	1,600
Research and development	899	1,162	1,608	2,228
Total	$3,564	$3,519	$6,579	$6,796

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	June 30,	December 31,
	2024	2023
Raw materials inventory	$5,411	$5,694
Finished goods inventory	5,647	5,977
Work in progress	101	558
Total inventory	$11,159	$12,229

The Company reserved $499 and $697 in inventory allowance as of June 30, 2024 and December 31, 2023, respectively.

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Leasehold improvements	$14,725	$14,654
Furniture and equipment	12,214	12,288
Internal-use software	4,316	4,106
Instruments	1,969	2,441
Construction in process	387	310
Accumulated depreciation and amortization	(11,891)	(10,286)

Property and equipment, net	$21,720	$23,513

During the six months ended June 30, 2024 and 2023, the Company transferred $100 and $107, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and six months ended June 30, 2024, the Company incurred depreciation and amortization expense of $1,081 and $2,192, respectively.  For the three and six months ended June 30, 2023, the Company incurred depreciation and amortization expense of $1,026 and $1,988, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three and six months ended June 30, 2024 and 2023.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of June 30, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$30,948	$—	$—	$30,948
Commercial paper	Cash equivalents	4,993	—	—	4,993
Commercial paper	Short-term investments	73,462	9	(52)	73,419
U.S. Treasury securities and government agency bonds	Short-term investments	37,390	1	(55)	37,336
Corporate debt	Short-term investments	8,965	—	(14)	8,951
U.S. Treasury securities and government agency bonds	Long-term investments	39,566	32	(133)	39,465
Corporate debt	Long-term investments	2,915	4	—	2,919
Total cash equivalents, short-term investments and long-term investments		$198,239	$46	$(254)	$198,031

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$22,693	$—	$—	$22,693

U.S. Treasury securities and government agency bonds	Cash equivalents	20,986	3	—	20,989
Commercial paper	Short-term investments	107,131	100	(1)	107,230
U.S. Treasury securities and government agency bonds	Short‑term investments	14,651	28	(6)	14,673
U.S. Treasury securities and government agency bonds	Long-term investments	42,938	282	(2)	43,218
Total cash equivalents, short-term investments and long-term investments		$208,399	$413	$(9)	$208,803

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three and six months ended June 30, 2024 and 2023.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended June 30, 2024 and 2023, the Company paid $435 and $310 included in the measurement of lease liabilities, respectively.  During the six months ended June 30, 2024 and 2023, the Company paid $864 and $480 included in the measurement of lease liabilities, respectively.

The Company had no finance leases as of June 30, 2024 and December 31, 2023.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$441	$358	$882	$848
Short-term lease cost	10	10	20	20
Variable lease cost	298	236	596	401
Total lease cost	$749	$604	$1,498	$1,269

	As of June 30,	As of December 31,
	2024	2023
Operating leases
Assets:
Right-of-use asset - operating leases	$11,008	$11,241
Liabilities
Operating lease liability, current	$878	$774
Operating lease liabilities, net of current portion	17,650	17,969

Total operating lease liabilities	$18,528	$18,743
Other information
Weighted-average remaining lease term (in years)	11.2	11.7
Weighted-average incremental borrowing rate	7.0%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of June 30, 2024:

Operating Leases
Remainder of 2024	$1,063
2025	2,171
2026	2,225
2027	2,281
2028	2,338
2029 and thereafter	17,156
Total undiscounted lease payments	27,234
Discount factor	(8,706)
Present value of lease liabilities	$18,528

8.  Related Party Transactions

Effective January 1, 2024, the Company entered into a consulting agreement with a member of the Board of Directors to provide consulting services to the Company for a 12-month period for an amount not to exceed $150.  During the three and six months ended June 30, 2024, the Company incurred $33 and $64, respectively, pursuant to this consulting agreement.

During the three and six months ended June 30 2024, the Company sold $83 and $84, respectively, in products to a customer whose Chief Executive Officer is a member of the Company’s Board of Directors.

During the three and six months ended June 30, 2024, the Company sold less than $1 in products to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in the 2023 Form 10-K, as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, “Risk Factors” contained in the 2023 Form 10-K and other information provided from time to time in our other filings with the SEC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•

our ability to maintain our Master File with the U.S. Food and Drug Administration (the “FDA”) and Master and Technical Files in other countries and expand Master and Technical Files into additional countries;

•	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	the development, regulatory approval and commercialization of competing products and our ability to compete with the companies that develop and sell such products;

•	risks associated with our management transition and our ability to retain and hire senior management and key personnel;
•	regulatory developments in the U.S. and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our financial performance and capital requirements;
•	the adequacy of our cash resources and availability of financing on commercially reasonable terms;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in the 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Overview

We are a leading commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development, and commercialization of next-generation cell therapeutics including cell and gene therapies and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® technology, which is used by biopharmaceutical companies to facilitate complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT™ family of products includes four instruments, which we call the ATx™, STx™, GTx™ and VLx™, as well as a portfolio of proprietary related disposables and consumables. Our disposables and consumables include processing assemblies (“PAs”) designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. Our platform is also supported by a robust intellectual property portfolio with more than 150 granted U.S. and foreign patents and more than 95 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 28 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2023 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $21.8 million and incurred a net loss of $18.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $194.7 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including growing our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

Throughout the first half of 2024, we have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail under the caption “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In the first half of 2024, we signed SPL agreements with five new partners: Lion TCR, Imugene, Wugen, Be Biopharma, and Legend Biotech. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2024	2023

	(in thousands)

Total revenue	$10,429	$9,043
Cost of goods sold	1,488	1,376
Gross profit	8,941	7,667
Operating expenses
Research and development	5,619	5,664
Sales and marketing	6,617	6,436
General and administrative	7,639	7,663
Depreciation and amortization	1,034	977
Total operating expenses	20,909	20,740
Operating loss	(11,968)	(13,073)
Other income
Interest income	2,593	2,561
Total other income	2,593	2,561
Net loss	$(9,375)	$(10,512)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended June 30,
	June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Cell therapy	$6,218	$6,637	$(419)	(6%)
Drug discovery	1,357	1,652	(295)	(18%)
Total core revenue	7,575	8,289	(714)	(9%)
Program-related	2,854	754	2,100	279%
Total revenue	$10,429	$9,043	$1,386	15%

The following table provides details regarding our core revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,762	$2,126	$(364)	(17%)
Disposables revenue	2,974	3,293	(319)	(10%)
Lease revenue	2,610	2,667	(57)	(2%)
Other revenue	229	203	26	13%
Total core revenue	$7,575	$8,289	$(714)	(9%)

Total revenue for the three months ended June 30, 2024 was $10.4 million, an increase of $1.4 million, or 15%, compared to $9.0 million during the three months ended June 30, 2023.  The increase was primarily driven by an increase in program-related revenue.

Total core revenue for the three months ended June 30, 2024 was $7.6 million, a decrease of $0.7 million, or 9%, compared to $8.3 million for the three months ended June 30, 2023.  Our overall decrease in core revenue was primarily driven by decreases in instrument sales and disposable sales of $0.4 million and $0.3 million, respectively.

The $2.1 million increase in program-related revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 resulted from achievement of contractually specified clinical and regulatory milestones and reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and leases and disposable sales and also as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress and our dependence on the program decisions of our partners.

Cost of Goods Sold and Gross Profit

Cost of goods sold primarily consists of costs for instrument and processing assembly components, contract manufacturer costs, salaries, overhead, and other direct costs related to sales recognized as revenue in the period. Cost of goods sold associated with instrument lease revenue consists of leased equipment depreciation. Gross profit is calculated as revenue less cost of goods sold. Gross profit margin is gross profit expressed as a percentage of revenue.

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

During the three months ended June 30, 2024, gross margin was 86% compared to 85% for the three months ended June 30, 2023.  The increase in gross margin was due to an increase in program-related revenue, offset by an increase in cost of goods sold described below. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative clinically-validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a Good Manufacturing Practices (“GMP”) grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,488	$1,376	$112	8%
Gross profit	$8,941	$7,667	$1,274	17%
Gross margin	86%	85%

Cost of goods sold increased by $0.1 million, or 8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by lower absorption of manufacturing overhead costs and an increase in inventory reserves.

Gross profit increased by $1.3 million, or 17%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in program-related revenue for the three months ended June 30, 2024 offset by an increase in cost of goods sold described above.

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

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$5,619	$5,664	($45)	(1)%

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

These expenses principally include employee-related costs, such as salaries, benefits, incentive compensation, stock-based compensation, and travel, as well as consultant services, facilities, and laboratory supplies, and materials. These expenses are exclusive of depreciation and amortization. We expense research and development costs as incurred in the period in which the underlying activity is undertaken.

Research and development expenses decreased by $45,000, or 1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by a $0.3 million decrease in stock-based compensation, offset by an increase of $0.3 million increase in occupancy expense.

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology, and develop improved and/or new offerings for our customers and partners. As a result, we expect that our research and development expenses will continue to increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$6,617	$6,436	$181	3%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $0.2 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by a $0.5 million increase in compensation expenses, and a $0.1 million increase in professional fees, offset by a $0.3 million decrease in occupancy expenses.

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

General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$7,639	$7,663	$(24)	0%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, information systems, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses, and public company fees associated with being a Nasdaq and AIM-listed public company such as director fees, U.K. Nominated Adviser and broker fees, investor relations consultants fees and insurance costs. These expenses are exclusive of depreciation and amortization.

General and administrative remained flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. A $0.5 million decrease in professional services was offset by a $0.3 million and $0.2 million increase in stock-based compensation and occupancy expenses, respectively.

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

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,034	$977	$57	6%

Depreciation and amortization expense increased by $0.1 million, or 6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$2,593	2,561	$32	1%

Interest income represents interest on our cash balances and investments, Interest income remained flat at $2.6 million for the three months ended June 30, 2024 compared to June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Total revenue	$21,770	$17,619
Cost of goods sold	2,891	2,376
Gross profit	18,879	15,243
Operating expenses
Research and development	12,297	11,711
Sales and marketing	13,981	12,732
General and administrative	14,742	15,161
Depreciation and amortization	2,102	1,890
Total operating expenses	43,122	41,494
Operating loss	(24,243)	(26,251)
Other income
Interest income	5,342	4,857
Total other income	5,342	4,857
Net loss	$(18,901)	$(21,394)

The following table provides details regarding the sources of revenue for the periods presented:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Cell therapy	$12,633	$12,611	$22	0%
Drug discovery	3,129	3,450	(321)	(9%)
Total core revenue	15,762	16,061	(299)	(2%)
Program-related	6,008	1,558	4,450	286%
Total revenue	$21,770	$17,619	$4,151	24%

The following table provides details regarding our core revenue for the periods presented:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$3,690	$4,315	$(625)	(14%)
Disposables revenue	6,406	5,893	513	9%
Lease revenue	5,214	5,476	(262)	(5%)
Other revenue	452	377	75	20%
Total core revenue	$15,762	$16,061	$(299)	(2%)

Total revenue for the six months ended June 30, 2024 was $21.8 million, an increase of $4.2 million, or 24%, compared to revenue of $17.6 million during the six months ended June 30, 2023.  The increase was driven by an increase in program-related revenue.

Total core revenue for the six months ended June 30, 2024 was $15.8 million, a decrease of $0.3 million, or 2%, compared to core revenue of $16.1 million for the six months ended June 30, 2023.  Our overall decrease in core revenue was primarily driven by decreases in instrument sales and lease revenue of $0.6 million and $0.3 million, respectively, offset by an increase in disposable sales and other revenue of $0.5 million and $0.1 million, respectively.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$2,891	$2,376	$515	22%
Gross profit	$18,879	$15,243	$3,636	24%
Gross margin	87%	87%

During the six months ended June 30, 2024, gross margin remained flat at 87% compared to the three months ended June 30, 2023.

Cost of goods sold increased by $0.5 million, or 22%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by lower absorption of manufacturing overhead costs and an increase in inventory reserves.

Gross profit increased by $3.6 million, or 24%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by an increase in program-related revenue for the six months ended June 30, 2024 offset by increases to cost of goods sold described above.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$12,297	$11,711	$586	5%

Research and development expenses increased by $0.6 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by a $0.8 million increase in compensation expense, a $0.5 million increase in lab expense, and a $0.3 million increase in occupancy expense, offset by a $0.6 million decrease in stock-based compensation, a $0.2 million decrease in engineering expenses, and a $0.2 million decrease in professional fees and other expenses.

Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$13,981	$12,732	$1,249	10%

Sales and marketing expenses increased by $1.2 million, or 10%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by a $1.2 million increase in compensation expenses as a result of increases in headcount, and a $0.5 million increase in professional fees, offset by a $0.3 million decrease in occupancy expenses and a $0.2 million decrease in marketing expenses.

General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$14,742	$15,161	$(419)	(3)%

General and administrative expenses decreased by $0.4 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by a $0.9 million decrease in professional services and a $0.1 million decrease in compensation expenses, offset by an increase in stock-based compensation of $0.6 million.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$2,102	$1,890	$212	11%

Depreciation and amortization expense increased by $0.2 million, or 11%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$5,342	$4,857	$485	10%

Interest income represents interest on our cash balances and investments, which increased by $0.5 million, or 10%, for the six months ended June 30, 2024 compared to June 30 2023. The increase was driven by increases in interest rates during the six months ended June 30, 2024.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the six months ended June 30, 2024, we incurred a net loss of $18.9 million. As of June 30, 2024, we had an accumulated deficit of $194.7 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

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

If we are unable to execute our business plan and adequately fund operations, or if the business plan requires a level of spending in excess of cash resources, we may have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, we may have to delay development or commercialization of future products. We also may have to reduce marketing, customer support or other resources devoted to our existing products.

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(15,398)	$(14,429)
Investing activities	4,989	56,309
Financing activities	1,416	1,613
Net (decrease) increase in cash and cash equivalents	$(8,993)	$43,493

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $15.4 million, and consisted primarily of our net loss of $18.9 million, which was offset in part by net non-cash expenses of $5.7 million.  Net non-cash expenses include stock-based compensation of $6.6 million, depreciation and amortization expenses of $2.2 million, and an aggregate $0.6 million in other non-cash charges offset by amortization of discounts on investments of $3.7 million. We also had net cash outflows of $2.2 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.5 million due to timing considerations, a decrease in deferred revenue of $1.7 million, an increase in other assets of $0.3 million, and a decrease in operating lease liabilities of $0.2 million, offset by a decrease in prepaid expenses and other current assets of $1.3 million, a decrease in accounts receivable of $1.3 million, and a decrease in inventory of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $14.4 million, and consisted primarily of our net loss of $21.4 million, offset in part by net non-cash expenses of $5.6 million, including stock-based compensation of $6.8 million, depreciation and amortization expenses of $2.0 million, and other non-cash charges of $0.4 million, offset by amortization of discounts on investments of $3.6 million. We also had net cash inflows of $1.3 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $4.0 million due to increased cash collections, a decrease in tenant improvements allowance (“TIA”) receivable of $1.9 million, a decrease in prepaid expenses and other current assets of $0.7 million, a decrease in other assets of $0.2 million, and an increase of $0.1 million in operating lease liabilities, offset by a $2.5 million increase in inventory,  a decrease in deferred revenue of $2.0 million, and a $1.0 million decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 was $5.0 million, which was primarily due maturities of investments of $85.4 million, offset by purchases of investments of $79.4 million and purchases of property and equipment of $1.1 million.

Net cash provided by investing activities during the six months ended June 30, 2023 was $56.3 million, which was primarily attributable to maturities of investments of $163.3 million, partially offset by purchases of investments of $105.0 million and purchases of property and equipment of $2.1 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $1.4 million, which was attributable to proceeds from the exercise of stock options and employee purchases from our employee stock purchase plan.

Net cash provided by financing activities during the six months ended June 30, 2023 was $1.6 million, which was attributable to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2024 consisted exclusively of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the lease agreement are $27.2 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We had no debt obligations as of June 30, 2024 and December 31, 2023.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the 2023 Form 10-K.

JOBS Act Accounting Election

We are an emerging growth company, (“EGC”), under the JOBS Act.. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

We will remain an EGC until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our IPO in the U.S.; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Foreign Currency Risk

We are exposed to financial risks as a result of exchange rate fluctuations between the U.S. Dollar and certain foreign currencies and the volatility of these rates. In the normal course of business, we earn revenue primarily denominated in U.S. Dollars as well as in Euros and British Pounds. We incur expenses primarily in U.S. Dollars as well as in Euros, British Pounds, and other currencies. Our reporting currency is the U.S. Dollar. We hold our cash primarily in U.S. Dollars as well as in Euros and British Pounds. We do not expect that foreign currency gains or losses will have a material effect on our financial position or results of operations in the foreseeable future. We have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to assess our approach to managing risks relating to fluctuations in currency exchange rates.

Inflation Risk

During the last two years, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K. There have been no material changes to the risk factors set forth in that report.

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

MaxCyte, Inc.

Date: August 6, 2024	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)