Form 10-Q
period 2024-09-30
MAXCYTE, INC.
filed 2024-11-06
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, the registrant had 105,482,558 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$36,958	$46,506
Short-term investments, at amortized cost	116,874	121,782
Accounts receivable, net	4,560	5,778
Inventory	10,393	12,229
Prepaid expenses and other current assets	4,124	3,899
Total current assets	172,909	190,194

Investments, non-current, at amortized cost	42,797	42,938
Property and equipment, net	20,967	23,513
Right-of-use asset - operating leases	10,888	11,241
Other assets	1,051	388
Total assets	$248,612	$268,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,865	$743
Accrued expenses and other	8,196	11,269
Operating lease liability, current	907	774
Deferred revenue, current portion	6,653	5,069
Total current liabilities	17,621	17,855

Operating lease liability, net of current portion	17,412	17,969
Other liabilities	277	283
Total liabilities	35,310	36,107

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 105,300,380 and 103,961,670 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,053	1,040
Additional paid-in capital	418,505	406,925
Accumulated deficit	(206,256)	(175,798)
Total stockholders’ equity	213,302	232,167
Total liabilities and stockholders’ equity	$248,612	$268,274

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,164	$8,004	$29,934	$25,623
Cost of goods sold	1,928	793	4,819	3,169
Gross profit	6,236	7,211	25,115	22,454

Operating expenses:
Research and development	5,316	6,264	17,613	17,975
Sales and marketing	6,207	7,046	20,188	19,778
General and administrative	7,745	6,820	22,487	21,982
Depreciation and amortization	1,021	1,033	3,123	2,922
Total operating expenses	20,289	21,163	63,411	62,657
Operating loss	(14,053)	(13,952)	(38,296)	(40,203)

Other income:
Interest income	2,496	2,701	7,838	7,558
Total other income	2,496	2,701	7,838	7,558
Loss before income taxes	(11,557)	(11,251)	(30,458)	(32,645)
Provision for income taxes	—	—	—	—
Net loss	$(11,557)	$(11,251)	$(30,458)	$(32,645)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.29)	$(0.32)
Weighted-average shares outstanding, basic and diluted	105,109,603	103,449,715	104,614,679	103,121,997

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	102,397,913	$1,024	$390,819	$(137,875)	$253,968
Stock-based compensation expense	—	—	3,277	—	3,277
Exercise of stock options	506,832	5	1,451	—	1,456
Net loss	—	—	—	(10,882)	(10,882)
Balance at March 31, 2023	102,904,745	1,029	395,547	(148,757)	247,819
Stock-based compensation expense	—	—	3,519	—	3,519
Exercise of stock options	229,840	2	155	—	157
Net loss	—	—	—	(10,512)	(10,512)
Balance at June 30, 2023	103,134,585	1,031	399,221	(159,269)	240,983
Stock-based compensation expense	—	—	3,609	—	3,609
Exercise of stock options	155,458	2	35	—	37
Vesting of restricted stock units	258,900	3	(3)	—	—
Net loss	—	—	—	(11,251)	(11,251)
Balance at September 30, 2023	103,548,943	$1,036	$402,862	$(170,520)	$233,378

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	1,044	410,639	(185,324)	226,359
Stock-based compensation expense	—	—	3,564	—	3,564
Exercise of stock options	335,837	3	445	—	448
Vesting of restricted stock units	13,966	—	—	—	—
Issuance of common stock under employee stock purchase plan	69,210	1	264	—	265
Net loss	—	—	—	(9,375)	(9,375)
Balance at June 30, 2024	104,824,124	1,048	414,912	(194,699)	221,261
Stock-based compensation expense	—	—	3,370	—	3,370
Vesting of restricted stock units	195,944	2	(2)	—	—
Exercise of stock options	280,312	3	225	—	228
Net loss	—	—	—	(11,557)	(11,557)
Balance at September 30, 2024	105,300,380	$1,053	$418,505	$(206,256)	$213,302

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,458)	$(32,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,258	3,069
Non-cash lease expense	353	286
Net book value of consigned equipment sold	35	80
Loss on disposal of fixed assets	462	2
Stock-based compensation	9,949	10,405
Credit loss (recovery) expense	(130)	221
Change in excess/obsolete inventory reserve	834	—
Amortization of discounts on investments	(5,052)	(5,123)

Changes in operating assets and liabilities:
Accounts receivable	1,348	3,571
Accounts receivable - TIA	—	1,912
Inventory	835	(4,088)
Prepaid expense and other current assets	(225)	(924)
Other assets	(732)	190
Accounts payable, accrued expenses and other	(1,420)	1,520
Operating lease liability	(424)	(13)
Deferred revenue	1,584	(1,127)
Other liabilities	(6)	(3)
Net cash used in operating activities	(19,789)	(22,667)

Cash flows from investing activities:
Purchases of investments	(118,339)	(185,621)
Maturities of investments	128,440	247,520
Purchases of property and equipment	(1,504)	(2,785)
Proceeds from sale of equipment	—	9
Net cash provided by investing activities	8,597	59,123

Cash flows from financing activities:
Proceeds from exercise of stock options	1,379	1,650
Proceeds from issuance of common stock under employee stock purchase plan	265	—
Net cash provided by financing activities	1,644	1,650
Net (decrease) increase in cash and cash equivalents	(9,548)	38,106
Cash and cash equivalents, beginning of period	46,506	11,064
Cash and cash equivalents, end of period	$36,958	$49,170

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$35	$287

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

MaxCyte is a global life sciences company focused on advancing the discovery, development, and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology and sells its consumables to developers of cell therapies and pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K and have not materially changed during the three and nine months ended September 30, 2024.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended September 30, 2024, one customer represented 30% of revenue. During the nine months ended September 30, 2024, two customers represented an aggregate of 32% of revenue.  During the three and nine months ended September 30, 2023, two customers represented an aggregate of 27% and 26% of revenue, respectively. As of September 30, 2024, two customers accounted for an aggregate of 40% of accounts receivable.  As of December 31, 2023, three customers accounted for an aggregate of 38% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and nine months ended September 30, 2024, 20% and 18%, respectively, of the Company’s additions to inventory were from one supplier. During the three and nine months ended September 30, 2023, the Company purchased 75% and 55%, respectively, of its inventory from three and one suppliers, respectively. As of September 30, 2024, one supplier accounted for 11% of the Company’s total accounts payable.  As of December 31, 2023, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company determined that no allowance was necessary as of September 30, 2024.  The Company recorded an allowance for expected credit losses of $130 as of December 31, 2023.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $2 and $36 in foreign currency transaction losses for the three months ended September 30, 2024 and 2023, respectively.  The Company recognized $62 and $66 in foreign currency transaction losses for the nine months ended September 30, 2024 and 2023, respectively.

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

Comprehensive Loss

For the three and nine months ended September 30, 2024 and 2023, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.0 million for the three and nine months ended September 30, 2024 and 17.1 million for the three and nine months ended September 30, 2023.

Recent Accounting Pronouncements

The Company has evaluated all issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its condensed financial statements.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,196	$—	$5,196	$15,292	$—	$15,292
Lease elements	—	2,552	2,552	—	13,774	13,774
Other	416	—	416	868	—	868
Total	$5,612	$2,552	$8,164	$16,160	$13,774	$29,934

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$3,898	$—	$3,898	$14,107	$—	$14,107
Lease elements	—	3,848	3,848	—	10,882	10,882
Other	258	—	258	634	—	634
Total	$4,156	$3,848	$8,004	$14,741	$10,882	$25,623

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $6,930 and $5,352 as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized $1,464 and $4,689 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the three and nine months ended September 30, 2023, the Company recognized $1,968 and $5,741 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of September 30, 2024 was $364, of which the Company expects to recognize $87 in one year or less, $87 in one to two years, $34 in two to three years, and $156 thereafter.

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2024, the Company issued 888,789 shares of common stock as a result of stock option exercises, receiving gross proceeds of $1,379, issued 380,711 shares from the vesting of restricted stock units, and issued 69,210 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan, (the “ESPP”) receiving gross proceeds of $265.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

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

At September 30, 2024 and December 31, 2023, there were 6,645,000 and 6,202,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2024, total unrecognized compensation expense was $20,699, which will be recognized over an estimated weighted-average period of 2.3 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended September 30, 2024 and 2023 was estimated to be $2.14 and $1.91, per option share, respectively.  The weighted-average fair value of the stock options granted during the nine months ended September 30, 2024 and 2023 was estimated to be $2.27 and $2.03, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended September 30, 2024 and 2023 was estimated to be $4.02 and $4.18 per RSU, respectively. The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2024 and 2023 was estimated to be $4.39 and $4.29 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the nine months ended September 30, 2024, 550,838 PSUs were awarded to certain members of management and executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December

31, 2026.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the nine months ended September 30, 2024 was estimated to be $4.31 per PSU. As of September 30, 2024, the Company determined that it was probable that the grants will vest at 100% of the target number of PSUs.  Stock-based compensation expense for the service period since the grant date of $199 and $594 was recognized in the three and nine months ended September 30, 2024, respectively.  The Company did not issue PSUs prior to January 2024.

Employee Stock Purchase Plan (“ESPP”)

In May 2023, the Company commenced the initial offering under the ESPP. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long (each, a “Purchase Period”).  The third Purchase Period began on May 20, 2024.  The weighted-average fair value of the shares under the ESPP for the nine months ended September 30, 2024 was $1.38 per share, which the Company will expense over the Purchase Period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative	$1,815	$1,591	$5,336	$4,559
Sales and marketing	788	815	2,238	2,415
Research and development	767	1,203	2,375	3,431
Total	$3,370	$3,609	$9,949	$10,405

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	September 30,	December 31,
	2024	2023
Raw materials inventory	$5,559	$5,694
Finished goods inventory	4,529	5,977
Work in progress	305	558
Total inventory	$10,393	$12,229

The Company reserved $865 and $697 in inventory allowance as of September 30, 2024 and December 31, 2023, respectively.

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Leasehold improvements	$14,727	$14,654
Furniture and equipment	11,981	12,288
Internal-use software	4,316	4,106
Instruments	2,026	2,441
Construction in process	536	310
Accumulated depreciation and amortization	(12,619)	(10,286)
Property and equipment, net	$20,967	$23,513

During the nine months ended September 30, 2024 and 2023, the Company transferred $167 and $136, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three and nine months ended September 30, 2024, the Company incurred depreciation and amortization expense of $1,066 and $3,258, respectively.  For the three and nine months ended September 30, 2023, the Company incurred depreciation and amortization expense of $1,081 and $3,069, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of September 30, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$26,463	$—	$—	$26,463
Commercial paper	Cash equivalents	4,950	2	—	4,952
Commercial paper	Short-term investments	55,690	66	—	55,756
U.S. Treasury securities and government agency bonds	Short-term investments	52,174	228	—	52,402
Corporate debt	Short-term investments	9,010	21	—	9,031
U.S. Treasury securities and government agency bonds	Long-term investments	39,866	322	(2)	40,186
Corporate debt	Long-term investments	2,931	34	—	2,965
Total cash equivalents, short-term investments and long-term investments		$191,084	$673	$(2)	$191,755

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$22,693	$—	$—	$22,693
U.S. Treasury securities and government agency bonds	Cash equivalents	20,986	3	—	20,989
Commercial paper	Short-term investments	107,131	100	(1)	107,230
U.S. Treasury securities and government agency bonds	Short‑term investments	14,651	28	(6)	14,673
U.S. Treasury securities and government agency bonds	Long-term investments	42,938	282	(2)	43,218
Total cash equivalents, short-term investments and long-term investments		$208,399	$413	$(9)	$208,803

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three and nine months ended September 30, 2024 and 2023.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended September 30, 2024 and 2023, the Company paid $532 and $558 included in the measurement of lease liabilities, respectively.  During the nine months ended September 30, 2024 and 2023, the Company paid $1,395 and $868 included in the measurement of lease liabilities, respectively.

The Company had no finance leases as of September 30, 2024 and December 31, 2023.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$441	$358	$1,323	$1,206
Short-term lease cost	8	10	28	29
Variable lease cost	299	313	895	715
Total lease cost	$748	$681	$2,246	$1,950

	As of September 30,	As of December 31,
	2024	2023
Operating leases
Assets
Right-of-use asset - operating leases	$10,888	$11,241
Liabilities
Operating lease liability, current	$907	$774
Operating lease liabilities, net of current portion	17,412	17,969
Total operating lease liabilities	$18,319	$18,743
Other information
Weighted-average remaining lease term (in years)	10.9	11.7
Weighted-average incremental borrowing rate	7.0%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of September 30, 2024:

Operating Leases
Remainder of 2024	$532
2025	2,171
2026	2,225
2027	2,281
2028	2,338
2029 and thereafter	17,156
Total undiscounted lease payments	26,703
Discount factor	(8,384)
Present value of lease liabilities	$18,319

8.  Related Party Transactions

Effective January 1, 2024, the Company entered into a consulting agreement with a member of the Board of Directors to provide consulting services to the Company for a 12-month period for an amount not to exceed $150.  During the three and nine months ended September 30, 2024, the Company incurred $13 and $77, respectively, pursuant to this consulting agreement.

During the nine months ended September 30 2024, the Company sold $84 in products to a customer whose Chief Executive Officer is a member of the Company’s Board of Directors.

During the nine months ended September 30, 2024, the Company sold less than $1 in products to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in the 2023 Form 10-K, as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the “Risk Factors” section contained in the 2023 Form 10-K and other information provided from time to time in our other filings with the SEC.

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

•	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	the development, regulatory approval and commercialization of competing products and our ability to compete with the companies that develop and sell such products;

•	risks associated with our management transition and our ability to retain and hire senior management and key personnel;
•	regulatory developments in the U.S. and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	our expectations and plans regarding a potential cancellation of the admission of our common stock from the AIM exchange;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our financial performance and capital requirements;
•	the adequacy of our cash resources and availability of financing on commercially reasonable terms;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT™ family of products includes four instruments, which we call the ATx™, STx™, GTx™ and VLx™, as well as a portfolio of proprietary related disposables and consumables. Our disposables and consumables include processing assemblies (“PAs”) designed for use with our instruments, as well as accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. Our platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 29 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2023 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $29.9 million and incurred a net loss of $30.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $206.3 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including growing our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

We have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail under the caption “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In the first three quarters of 2024, we signed SPL agreements with six new partners: Lion TCR, Imugene, and Wugen in January, Be Biopharma in March, Legend Biotech in May, and Kamau Therapeutics in September. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2024	2023

	(in thousands)

Total revenue	$8,164	$8,004
Cost of goods sold	1,928	793
Gross profit	6,236	7,211
Operating expenses
Research and development	5,316	6,264
Sales and marketing	6,207	7,046
General and administrative	7,745	6,820
Depreciation and amortization	1,021	1,033
Total operating expenses	20,289	21,163
Operating loss	(14,053)	(13,952)
Other income
Interest income	2,496	2,701
Total other income	2,496	2,701
Net loss	$(11,557)	$(11,251)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended September 30,
	September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Cell therapy	$6,511	$4,700	$1,811	39%
Drug discovery	1,629	1,900	(271)	(14%)
Total core revenue	8,140	6,600	1,540	23%
Program-related	24	1,404	(1,380)	(98%)
Total revenue	$8,164	$8,004	$160	2%

The following table provides details regarding our core revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,764	$1,672	$92	6%
Disposables revenue	3,432	2,226	1,206	54%
Lease revenue	2,528	2,444	84	3%
Other revenue	416	258	158	61%
Total core revenue	$8,140	$6,600	$1,540	23%

Total revenue for the three months ended September 30, 2024 was $8.2 million, an increase of $0.2 million, or 2%, compared to $8.0 million during the three months ended September 30, 2023.  The increase was primarily driven by an increase in disposables revenue, offset by a decrease in program-related revenue.

Total core revenue for the three months ended September 30, 2024 was $8.1 million, an increase of $1.5 million, or 23%, compared to $6.6 million for the three months ended September 30, 2023.  Our overall increase in core revenue was primarily driven by increases in disposable sales of $1.2 million, and an aggregate increase of other components of core revenue of $0.3 million.

The $1.4 million decrease in program-related revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 resulted from the variability in achievement of contractually specified clinical and regulatory milestones during the three months ended September 30, 2023 and reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and leases and disposable sales and also as the percentage of our installed base that are under cell therapy license agreements increases. We expect revenue from disposable and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well-positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress, and our dependence on the program decisions of our partners.

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

During the three months ended September 30, 2024, gross margin was 76% compared to 90% for the three months ended September 30, 2023.  The decrease in gross margin was primarily due to an increase in cost of goods sold, described below, and a decrease in program-related revenue.  We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative clinically-validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a Good Manufacturing Practices (“GMP”) grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,928	$793	$1,135	143%
Gross profit	$6,236	$7,211	$(975)	(14%)
Gross margin	76%	90%

Cost of goods sold increased by $1.1 million, or 143%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by increases in disposable sales, an increase in inventory reserves, and lower absorption of manufacturing overhead costs.

Gross profit decreased by $1.0 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by the increase in cost of goods sold described above, and a decrease in program-related revenue.

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

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$5,316	$6,264	($948)	(15)%

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

Research and development expenses decreased by $0.9 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation, a $0.4 million decrease in lab expense, and a $0.2 decrease in engineering expenses, offset by an increase of $0.2 million increase in occupancy expense.

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology, and develop improved and/or new offerings for our customers and partners. As a result, we expect that our research and development expenses will continue to fluctuate in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$6,207	$7,046	$(839)	(12)%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $0.8 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by a $0.3 million decrease in occupancy expense, a $0.3 million decrease in marketing expense, a $0.1 million decrease in travel expense, and a $0.1 million decrease in compensation expense.

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

General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$7,745	$6,820	$925	14%

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

General and administrative increased $0.9 million, or 14% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by a $0.6 million increase in legal expense, a $0.2 million increase in stock-based compensation, a $0.1 million increase in public company expenses, and a $0.1 million increase in occupancy expenses, offset by a $0.1 million decrease in compensation expense.

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

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,021	$1,033	$(12)	(1)%

Depreciation and amortization expense decreased by $12,000 or 1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Interest Income

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$2,496	2,701	$(205)	(8)%

Interest income represents interest on our cash balances and investments, Interest income decreased $0.2 million, 8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Total revenue	$29,934	$25,623
Cost of goods sold	4,819	3,169
Gross profit	25,115	22,454
Operating expenses
Research and development	17,613	17,975
Sales and marketing	20,188	19,778
General and administrative	22,487	21,982
Depreciation and amortization	3,123	2,922
Total operating expenses	63,411	62,657
Operating loss	(38,296)	(40,203)
Other income
Interest income	7,838	7,558
Total other income	7,838	7,558
Net loss	$(30,458)	$(32,645)

The following table provides details regarding the sources of revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Cell therapy	$19,144	$17,311	$1,833	11%
Drug discovery	4,758	5,350	(592)	(11%)
Total core revenue	23,902	22,661	1,241	5%
Program-related	6,032	2,962	3,070	104%
Total revenue	$29,934	$25,623	$4,311	17%

The following table provides details regarding our core revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$5,454	$5,987	$(533)	(9%)
Disposables revenue	9,838	8,120	1,718	21%
Lease revenue	7,742	7,920	(178)	(2%)
Other revenue	868	634	234	37%
Total core revenue	$23,902	$22,661	$1,241	5%

Total revenue for the nine months ended September 30, 2024 was $29.9 million, an increase of $4.3 million, or 17%, compared to revenue of $25.6 million during the nine months ended September 30, 2023.  The increase was primarily driven by an increase in disposables revenue and program-related revenue.

Total core revenue for the nine months ended September 30, 2024 was $23.9 million, an increase of $1.2 million, or 5%, compared to core revenue of $22.7 million for the nine months ended September 30, 2023.  Our overall increase in core revenue was primarily driven by increases in disposable sales and other revenue of $1.7 million and $0.2 million, respectively, offset by decreases in instrument sales and lease revenue of $0.5 million and $0.2 million, respectively.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$4,819	$3,169	$1,650	52%
Gross profit	$25,115	$22,454	$2,661	12%
Gross margin	84%	88%

During the nine months ended September 30, 2024, gross margin was 84%, compared to 88% compared to the nine months ended September 30, 2023.

Cost of goods sold increased by $1.7 million, or 52%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by increases in disposable sales, an increase in inventory reserves, and lower absorption of manufacturing overhead costs.

Gross profit increased by $2.7 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase in program-related revenue for the nine months ended September 30, 2024 offset by increases to cost of goods sold described above.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$17,613	$17,975	($362)	(2%)

Research and development expenses decreased by $0.4 million, or 2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $1.1 million decrease in stock-based compensation, and a $0.4 million decrease in engineering expenses, offset by a $0.8 million increase in compensation expenses, and a $0.5 million increase in occupancy expense.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$20,188	$19,778	$410	2%

Sales and marketing expenses increased by $0.4 million, or 2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by a $1.1 million increase in compensation expenses, a $0.6 million increase in professional fees, offset by a $0.2 million decrease in stock-based compensation, a $0.6 million decrease in occupancy expenses and a $0.5 million decrease in marketing expenses.

General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$22,487	$21,982	$505	2%

General and administrative expenses increased by $0.5 million, or 2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase in stock-based compensation of $0.8 million, and an increase in legal fees of $0.6 million, and an increase in travel and occupancy expenses of $0.3 million, offset by a $0.9 million decrease in professional services and a $0.3 million decrease in compensation expenses.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$3,123	$2,922	$201	7%

Depreciation and amortization expense increased by $0.2 million, or 7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by increases in leasehold improvements and purchases in laboratory equipment.

Interest Income

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$7,838	$7,558	$280	4%

Interest income represents interest on our cash balances and investments, which increased by $0.3 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by increases in interest rates during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2024, we incurred a net loss of $30.5 million. As of September 30, 2024, we had an accumulated deficit of $206.3 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

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

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	costs and expenses related to strategic activities and transactions;
•	market acceptance of our products;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
•	sales to existing and new customers and the progress of our SPL partners in developing their pipelines of product candidates;
•	our ability to enter into additional SPL partnerships and licenses for clinical use of our platform in the future;
•	changes in the amount of capital available to existing and emerging customers in our target markets;
•	the effect of competing technological and market developments; and
•	the level of our selling, general and administrative expenses.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(19,789)	$(22,667)
Investing activities	8,597	59,123
Financing activities	1,644	1,650
Net (decrease) increase in cash and cash equivalents	$(9,548)	$38,106

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $19.8 million, and consisted primarily of our net loss of $30.5 million, which was offset in part by net non-cash expenses of $9.7 million.  Net non-cash expenses include stock-based compensation of $9.9 million, depreciation and amortization expenses of $3.3 million, an increase to our excess and obsolete inventory reserve of $0.8 million, and an aggregate $0.7 million in other non-cash charges offset by amortization of discounts on investments of $5.1 million. We also had net cash inflows of $1.0 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.6 million, a decrease in accounts receivable of $1.3 million, and a decrease in inventory of $0.8 million, offset by a decrease in accounts payable and accrued expenses of $1.4 million due to timing considerations, an increase in other assets of $0.7 million, a decrease in operating lease liabilities of $0.4 million and an increase in prepaid expenses and other current assets of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $22.7 million, and consisted primarily of our net loss of $32.6 million, offset in part by net non-cash expenses of $8.9 million, including stock-based compensation of $10.4 million, depreciation and amortization expenses of $3.1 million, and other non-cash charges of $0.6 million, offset by amortization of discounts on investments of $5.1 million. We also had net cash inflows of $1.0 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts receivable of $3.6 million due to increased cash collections, a decrease in tenant improvements allowance (“TIA”) receivable of $1.9 million, an increase in accounts payable and accrued expenses of $1.5 million, and a decrease in other assets of $0.2 million, offset by a $4.1 million increase in inventory, a decrease in deferred revenue of $1.1 million, and a $0.9 million increase in prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 was $8.6 million, which was primarily attributable to maturities of investments of $128.4 million, offset by purchases of investments of $118.3 million and purchases of property and equipment of $1.5 million.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $59.1 million, which was primarily attributable to maturities of investments of $247.5 million, partially offset by purchases of investments of $185.6 million and purchases of property and equipment of $2.8 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.6 million, which was attributable to proceeds from the exercise of stock options and employee purchases from our employee stock purchase plan.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1.7 million, which was attributable to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2024 consisted exclusively of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the lease agreement are $26.7 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We had no debt obligations as of September 30, 2024 and December 31, 2023.

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

JOBS Act Accounting Election

We are an emerging growth company, (“EGC”), under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” and elsewhere in the 2023 Form 10-K. Other than set forth below, there have been no material changes to the risk factors set forth in that report.

We are currently evaluating the benefits and challenges of maintaining dual listings of our stock on both AIM and the Nasdaq Global Select Market (“Nasdaq”) and may consider concentrating our trading on Nasdaq. If the Company decides to cancel the admission of our common stock from AIM, and such cancellation is approved by our shareholders, the associated transition could affect the liquidity of our shares and may create volatility during the transition period. Furthermore, if sufficient demand does not exist to absorb shares held by investors who are unable or unwilling to hold Nasdaq-listed securities, our share price could decline.

Our shares of common stock are traded on both AIM, a market operated by the London Stock Exchange plc, and the Nasdaq Global Select Market.

We are currently considering, and may elect to cancel the admission of our common stock from AIM, as we believe that concentrating our trading on a single exchange may improve liquidity and reduce administrative costs associated with maintaining dual listings.  At present, the vast majority of our trading volume occurs on the Nasdaq Global Select Market.  If the Company’s board of directors ultimately decides that cancelling the admission of our common stock from AIM is in the best interests of the Company and its shareholders, we would request shareholder approval to implement this strategy at the 2025 Annual Meeting of Shareholders.  While we have not made any final determinations as to whether to cancel the admission of our common stock from AIM, if we do pursue this path, the associated transition could impact the price of our common stock and affect the liquidity of our common stock.  During the transition and following the cancellation of admission of our common stock, the Company may not be able to raise capital from certain shareholders that require or otherwise prefer the AIM listing for purposes of holding shares of our common stock.  It may also may become more difficult for stockholders to dispose of, transfer, or obtain accurate price quotations for our common stock in the transition period.

Additionally, transferring shares between markets requires the completion of specific procedures with our transfer agent, which could cause delays and incur costs for stockholders. If we choose to cancel the admission of our common stock from AIM, investors currently holding shares on AIM may experience reduced liquidity and some investors may be unable  to hold shares solely traded on Nasdaq, which could lead to a selloff by such investors and result in downward pressure on our share price.  Investors whose source of funds for the purchase of shares of our common stock is denominated in a currency other than U.S. Dollars may also be adversely affected by fluctuations in the exchange rate between such currency and the U.S. Dollar.

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

MaxCyte, Inc.

Date: November 6, 2024	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)