Form 10-K
period 2024-12-31
MAXCYTE, INC.
filed 2025-03-11
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s common stock of $3.92, as reported by the Nasdaq Global Select Market as of that date, was approximately $407.2 million.

As of March 7, 2025, the registrant had 106,027,733 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Risk Factors Summary

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. These risks, which could materially and adversely affect our business, financial condition, operating results and prospects include, but are not limited to, the following:

●	We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.
●	We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from the sale and licensing of our instruments, as well as sales of single-use disposable processing assemblies (“PAs”), which require a substantial sales cycle and are prone to quarterly fluctuations in revenue, as well as revenues earned based upon customer clinical development progress events which are outside of our control and highly variable from period to period. We may never generate a level of revenue that is sufficient to support our operations or achieve profitability.
●	Our business is dependent on adoption of our products by organizations such as biopharmaceutical companies and academic institutions for their research and development activities focused on cell-based therapeutics. If organizations such as biopharmaceutical companies and academic institutions are unwilling to change current practices to adopt our products, it may negatively affect our business, financial condition, prospects and results of operations.
●	We may be unable to compete successfully against our existing or future competitors.
●	If we cannot maintain and expand current strategic platform licenses (“SPL”) agreements and enter into new SPL agreements, that generate marketed licensed products, our business could be adversely affected.
●	The failure of our customers to meet their contractual obligations to us could adversely affect our business.
●	Our customers may not achieve projected development, regulatory milestones or other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could negatively impact our value.
●	In recent periods, we have depended on a limited number of customers for our revenue, the loss of any of which could have an adverse impact on our business.
●	We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders or harm our financial condition and operating results.
●	We depend on continued supply of high-quality components and raw materials for our ExPERT™ instruments and PAs from third-party suppliers, and if shortages of these components or raw materials arise, we may be required to pay higher prices for these components or may not be able to secure enough components to build new products to meet customer demand at all.
●	We have limited experience manufacturing our PAs and may be unable to successfully and consistently manufacture our PAs in high-quality commercial quantities to meet demand, which could limit our growth.
●	Our results of operations may be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

●	If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships or develop and capitalize on markets, technologies or partnerships, our business could suffer.
●	New product development involves a lengthy and complex process, and we may be unable to develop or commercialize products on a timely basis or at all.
●	Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could harm our reputation, increase our costs or reduce our sales. If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, our operating results, reputation and business may suffer.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Our FDA Master File and equivalent Master and Technical Files in foreign jurisdictions are an important part of our strategic offerings which allow our SPL customers to expedite their cellular therapies into and through clinical development. Delays in filing or obtaining, or our inability to obtain or retain (as applicable in a given jurisdiction), acceptance of such filings in individual countries could negatively impact the progress of our SPL customers if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact access to our FDA Master File and Master and Technical Files by our partners.
●	We may need additional funding and may be unable to raise capital when needed, which could require us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including refinancing our existing debt), we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
●	Our customers may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.
●	Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial known and unknown risks, uncertainties, and assumptions, including those described in Item 1A under the heading “Risk Factors” and elsewhere in this report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s preliminary results of operations, and possible or future results of operations or financial position. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expected future growth and the success of our business model;

•the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);

•	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
•	the market acceptance and demand for our technology and products, including in the cell therapeutics and bioprocessing application markets;

•the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;

•our ability to expand our customer base and enter into additional SPL licenses;

•	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
•	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
•	our expectation that our customers will have access to capital markets to develop and commercialize their cell therapy programs;
•	our ability to maintain our FDA Master File and Master and Technical Files in other countries and expand Master and Technical Files into additional countries;
•	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	the development, regulatory approval and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
•	risks associated with our management transition and our ability to retain and hire senior management and key personnel;

•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act (as defined below);
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our financial performance and capital requirements;
•	the adequacy of our cash resources and availability of financing on commercially reasonable terms;
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

Cell therapy has emerged as one of the fastest growing and most promising treatment modalities to address a host of human diseases. Recent developments in multiple U.S. Food and Drug Administration (the “FDA”) approved cell therapies in generating promising data suggests that they may be able to provide long-lasting amelioration of symptoms or presence of disease has catalyzed tremendous investment—leading to significant growth in cell-based therapies being evaluated for therapeutic applications. The Alliance for Regenerative Medicine (“ARM”), an international advocacy organization, estimates that the regenerative medicine sector, which consists of gene, cell, and tissue-based therapeutic developers raised an aggregate of $15.2 billion in 2024 and that, as of December 2024, there were more than 1,950 active clinical trials focused on regenerative and advanced medicine, which includes gene therapy, cell-based immuno-oncology, cell therapy and tissue engineering.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes four instruments, which we call the ATx™, STx™, GTx™ and VLx™, as well as a portfolio of proprietary related disposables and consumables. We launched the ExPERT VLx™ instrument for very large-scale cell engineering in September 2022. Our disposables include PAs designed for use with our instruments and our consumables include accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes an application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health (“NIH”), our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 29 SPL customers, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2023 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our

Flow Electroporation® technology is used by one of our SPL customers to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

In January 2025, we acquired SeQure Dx, (“SeQure”) a market leader for on-target and off-target editing assessment services for cell and gene therapies. We expect that this acquisition will strengthen our ability to serve ex vivo and in vivo cell and gene therapy developers with an innovative suite of tools and services spanning early R&D through clinical development and commercialization. We anticipate that successful integration of SeQure into our Company (which is not guaranteed) will allow us to expand our service offerings for our partners and leverage our commercial and field application scientist teams to work with developers earlier in their research processes.

Our Competitive Strengths

We believe our industry leadership position and continued growth will be driven by the following competitive strengths:

•	Proprietary technology platform that can unlock the significant potential of cell-based therapeutics. We built our ExPERT platform to advance the growing demands for non-viral delivery and next-generation cell and gene engineering approaches. Our ExPERT platform enables delivery of almost any molecule into almost any cell type. We believe our ExPERT platform leads the industry in performance, as measured by consistency, efficiency, viability, flexibility and scale. Our ExPERT platform is further supported by a robust intellectual property portfolio. Our assay technologies, GUIDE-seq, ONE-seq, Guide Profiler, SAFER Detection, and others, acquired through the acquisition of SeQure, are a suite of assays that were exclusively licensed or developed internally at SeQure and measure on-target gene editing, off-target gene editing, and other complex genomic events that can provide critical information for developers and regulators.
•	Comprehensive, high-performance transfection platform. We believe our ExPERT platform offers a unique value proposition given the flexibility to scale up from research to current good manufacturing practices (“cGMP”) manufacturing on a single platform— enabling the engineering of cells ranging from tens of thousands of cells to more than tens of billions of cells in a single transfection run taking 30 minutes or less. Our long-term internal engineering expertise is supplemented by our customer focused approach—with an application scientist team working with our customers across increasingly diverse applications.
•	Capitalizing on the large and growing next-generation cell therapy market with the ability to take advantage of rising demand for non-viral approaches. We believe we are well positioned to increase our market share within the large and growing next-generation cell therapy market. Since the FDA approved the first engineered CAR-T cell therapies to treat blood-based cancers in 2017, the number of cell therapy candidates being evaluated pre-clinically and clinically has grown significantly. We expect growth to continue given the remaining high unmet medical need in cancer and other chronic conditions and predict increased investments in cell therapy product development across a variety of human diseases. We expect to continue to grow our market share given the high performance of our platform and the ongoing adoption of non-viral delivery methods as the cell and gene therapy industry has trended towards developing advanced cell-based therapies with complex engineering strategies to improve efficacy, reduce time to patient treatment and expand into new indications.

•	Innovative SPL agreement business model focused on value creation and shared success. Our SPL agreements allow us to participate in the value creation of our customers’ programs via precommercial milestones and in commercial sales-based payments. We intend to continue to build a portfolio of strategic relationships with cell therapy developers, which provide us with a growing, diversified source of annual licenses and potential downstream revenue.

In addition to the high performance and flexibility of the ExPERT platform, we believe our licensing model further reduces clinical risk and development timelines for our cell therapy customers. By entering into SPL agreements with us, for example, our customers gain access to our FDA Master File to support their IND-enabling studies and potentially shortening clinical development. Our FDA Master File, which is a submission to the FDA with confidential detailed information about our products, methods, processes and data, was originally established in 2002 and has been continuously updated as platform improvements have been implemented to support different applications and cell types. The FDA Master File and equivalent Technical Files and Master Files in other countries can be referenced by our customers to support their own regulatory submissions with the goal of accelerating regulatory submissions processes for our customers. To date, our FDA Master File and Technical Files have been referenced by our customers in over 70 clinical trials.

•	Recurring revenue model provides high visibility, with drivers of potential long-term upside. Our business model enables us to generate revenue from five sources: sales of instruments, PAs and consumables to new customers; additional sales of instruments, PAs and consumables to our existing installed base; annual instrument license fees from cell therapy customers; potential precommercial milestones under SPL agreements; and potential commercial sales-based payments under SPL agreements. We generate recurring revenue from our ExPERT instrumentation licenses, as well as PAs and consumables (or buffer) sales, which provides high visibility into future near-term revenue. In addition to recurring revenue, we have the potential to receive meaningful precommercial and commercial payments under SPL agreements as our customers achieve success in advancing programs through the clinical stage and into the commercial stage. The total pre-commercial milestone opportunity across our 29 SPL agreements has the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 18 active clinical programs under our SPL agreements, the total pre-commercial milestone opportunity could exceed $220 million if all of the active programs were to achieve regulatory approvals. We have already received about $10 million of milestone revenue from active programs.
•	Leadership team and workforce with deep domain knowledge. Our management team combines strong and broad subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of scientific, engineering, regulatory and business disciplines. We have supplemented our diverse technical experience by assembling a deep operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe the team we have assembled with talent from multiple disciplines and a science- and customer-focused culture represents a significant competitive advantage for us. As of December 31, 2024, of our 114 full-time employees, 64 have advanced degrees, including 23 with Ph.D. degrees.

Our Technology Platform

The foundation of our technology platform is our proprietary and patented Flow Electroporation technology, which we have developed and optimized for more than 25 years. Electroporation, or electro-permeabilization, leverages the fundamental properties of cell membranes, the ability to create reversible permeability in the presence of an electric charge, as a universal method to introduce foreign molecules, or transfect, eukaryotic cells, which are cells with a cell membrane and nucleus. Electroporation can be applied to almost any eukaryotic cell type to deliver a broad range of molecules, including DNA, human messenger RNA (“mRNA”), small interfering RNA (“siRNA”), and proteins. Our proprietary Flow Electroporation platform is fully scalable and can support small-scale research and development through large-scale cell engineering for development of commercial therapeutics.

Our technology platform is marketed under the ExPERT brand, the elements of which are depicted in the graphic above. The value of our ExPERT brand starts with Efficiency—with high delivery Efficiency, users can achieve Potency; with high Potency, users improve their chances of therapeutic Efficacy; and if this can be repeated, Reproducibly from patient to patient, users can have a successful Therapy. By delivering high efficiency, while maintaining high cell viability, at any scale, the ExPERT platform is designed to improve our customers’ ability to achieve the required therapeutic index, enabling accelerated, cost-efficient translation of complex cellular therapies from research to clinical development.

Our ExPERT platform consists of four instruments, the ATx, STx, GTx and VLx, which use a broad range of PAs, of different volumes to enable scalable electroporation from tens of thousands to billions of cells to facilitate the translation of complex cellular therapies from concept to clinical development, in support of the intended therapeutic commercialization. Our family of instruments and PAs has been designed to support scale-up for cell therapy development, as shown in the picture below.

Overview of our ExPERT Platform

Our Flow Electroporation technology was designed to meet the stringent demands of clinical use—namely, the ability to safely and reproducibly modify a broad range of primary human cells with high efficiency, low cytotoxicity, at the scale required to enable the treatment of patients across a diverse range of diseases.

We believe the current ExPERT instrument family represents the next generation of our clinically validated electroporation technology for complex and scalable cellular engineering. By delivering high transfection efficiency with enhanced functionality and ease of use, the ExPERT platform delivers the high-end performance that we believe is essential to enabling the next wave of biological and cellular therapeutics. The combination of the ExPERT instruments, associated PAs and consumables provides researchers, production scientists, and cGMP facilities with a solution to transfect cells with high efficiency, viability and consistency, which are the three attributes that are consistently ranked by our customers as the top requirements when choosing a cellular or gene engineering platform for clinical use. We believe our ExPERT platform is seen as a critical enabling technology by our customers, many of whom are leading cell therapy companies, helping them work towards achieving their program goals and milestones expeditiously. Our instruments are sold or licensed for research or clinical use, while the associated PAs and consumables are sold to support pre-clinical research and development work and are compatible for integration into cGMP manufacturing environments.

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

We believe our ExPERT platform offers a compelling value proposition to our customers due to: (i) the ability to use our technology to deliver almost any molecule into almost any cell type, including hard-to-transfect human primary cells, while maintaining high cell viability and function; (ii) the capacity to introduce larger and more diverse molecules, as well as multiple payloads, which exceeds the capabilities of other intracellular delivery technologies, such as viral vectors; and (iii) the flexibility to scale up from research to cGMP, manufacturing on a single platform without the need for re-optimization —enabling the engineering of cells ranging from tens of thousands of cells to tens of billions of cells in a single transfection run in 30 minutes or less.

We believe our ExPERT intracellular delivery platform provides value across numerous applications in the life sciences market, including research, discovery, development, and manufacturing of next-generation, cell-based therapeutics, as well as in biomanufacturing, such as transient protein production for drug discovery and manufacturing of other proteins, including biological therapeutics, viral vectors and vaccines, and drug targets for small molecule drug discovery.

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

Novel intracellular delivery approaches are needed to support the increased complexity of the burgeoning cell therapy pipeline. Such characteristics include reducing immunogenicity risk of viral vectors, driving high efficiency of multi-molecule delivery while maintaining high cell viability and potency, reducing the risk of potential genotoxicity of multiplex editing (potential for translocations), delivering a large number of molecules at scale, the ability to deliver to a large number of cell types in a time efficient matter, and manufacturing in a cGMP environment, all at a manageable cost.

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

Our Agreements with Customers

We have a diverse portfolio of clinical customers and licensees that mirror the overall next-generation engineered ex vivo cell therapies. While difficult to predict given uncertainty around regulatory approvals and clinical risk, the first next-generation ex vivo cell therapy using non-viral approaches was approved in the United States in 2023 using our platform.

Our platform’s ability to engineer a diversity of cell types (including CAR-T, chimeric antigen receptor Natural Killer cells (“CAR-NK/NK”), T cell receptor cells (“TCR”) and stem cells) and cell sources (autologous and allogeneic)

enhances our opportunity by potentially providing SPL agreement revenues regardless of which approaches advance in the coming years. Additionally, our instruments and platform have been used in over 70 clinical trials to date for drugs being developed to treat a variety of indications, from hematological malignancies to solid tumors to inherited genetic disorders. We believe that the increasing number of publications highlighting the performance of our platform compared to other electroporation, transfection and transduction approaches will continue to drive acceptance of our products in the cellular engineering market segments.

In addition to sales of our instruments, as part of our business model we enter into the following types of instrument license agreements with our customers:

Research Licenses

Research licenses are agreements with academic institutions or commercial entities which provide access to the use of our instruments for preclinical research-only purposes, without the rights or ability to produce material for use in the clinic or commercially. Research licenses are granted either (a) as part of the terms and conditions of a sale of an instrument to a cell therapy user,  or (b) in a licensing arrangement whereby we retain title to the instrument, while providing the customer with the ability to use the platform for research in exchange for a non-refundable annual payment of typically $150,000 per instrument per year. We have entered into many research licenses to-date, either as (i) instrument sales, (ii) stand-alone research license agreements, (iii) research and clinical license agreements that do not have associated commercial rights, or (iv) under an SPL agreement, which allows a customer to use the instrument for clinical development and potential commercial sale of a therapeutic product. Research licenses under a stand-alone research license agreement, as well as instruments purchased for research use, could represent opportunities for future SPL agreements.

Clinical Licenses

Clinical licenses are agreements with academic institutions or commercial entities that provide access to the use of our instruments for the clinical evaluation and development of a therapeutic product intended for human use. In a clinical license, we retain title to the instrument and provide the customer with the ability to reference our FDA Master File (and international equivalents), use the platform for production of clinical material for human clinical use, as well as access to our application scientist team, all in exchange for an annual payment of typically $250,000 per instrument per year for commercial customers. Academic clinical licenses can represent opportunities for future SPL agreements to the extent that commercial entities seek and obtain rights to such programs from the academic institution.

Strategic Platform Licenses (SPLs)

Given our value proposition in non-viral delivery, we have established strategic relationships in the form of SPL agreements with a growing number of leading cell therapy developers as they work to bring next-generation cell therapies into and through clinical development and advance those candidates to potential commercialization.

Under these SPL agreements and other license agreements with our customers, we retain title to the licensed instrument and associated intellectual property, and in exchange for an annual license fee per instrument, we provide our customers with non-exclusive access, for a defined field of use, to our:

•	cGMP-compatible platform, which enables early-optimization and scale-up from pre-clinical research into clinical development using our intellectual property portfolio;
•	FDA Master File and Technical Files, which may help accelerate and streamline development and reduce regulatory risk in the creation and development of our customers’ therapeutic drug candidates;
•	experienced team of sales personnel and application scientists who work directly with our customers to solve cell engineering problems; and

•	continuous know-how and cell engineering process improvements.

In return, these SPL agreements provide us with the ability to receive downstream program-related precommercial milestone payments and, in most cases, commercial sales-based payments. In addition, from our SPL customers, we receive annual research fees for certain products and clinical license fees for others as well as payments from sales of our proprietary PAs and consumables as recurring revenue streams. Given growth in the cell therapy pipeline and increased investment in the space, we estimate that the number of potential SPL customers for us will continue to grow significantly, based on our estimates of growth in the cell therapy pipeline, growth in the number of therapeutic delivery entrants into the market and ongoing shift in the industry to non-viral delivery.

A customer relationship may evolve to include an SPL agreement after the customer’s drug candidate optimization and verification process nears completion and the clinical process development stage begins. Specifically, if a customer wishes to use our products in the clinical phase of process development, they will need to enter into an SPL agreement, as a customer must obtain clinical rights to perform clinical process development, including for engineering runs. Customer discussion for an SPL arrangement can take place any time during our engagement.

Our SPL customers typically pay an annual license fee per instrument per year for a research license (for preclinical use) or per instrument per year for a clinical license (for clinical or commercial use) or in certain circumstances may purchase an instrument for research use. These customers may also purchase associated PAs and consumables as needed. Our SPL customers also commit to pay precommercial milestone payments for each therapeutic licensed under the agreement and produced using our platform, to be paid as they achieve key precommercial clinical development events (including, for example, Investigational New Drug (“IND”) applications and approvals, filing, dosing of an agreed number of patients in a Phase 1 clinical trial, initiating a pivotal clinical trial, and Biologics License applications (“BLA”) approvals in specified regions). In addition, almost all of our SPL agreements also include a commitment to pay us post-approval sales-based payments for commercialized therapeutics.

We view our ability to enter into SPL agreements as a key measure of our success in partnering with leading therapeutic developers, which then supports the performance of our platform.

The following graphic is an example of typical single-product revenues from a representative SPL agreement:

Our SPL agreements and research and clinical licenses may be terminated at the option of our customers at any time. Annual instrument license fees are non-refundable and customers may not use our instruments or process assemblies after terminating their agreement with us. We retain title to the instrument in each of our licenses. Upon contract termination, our customers would be responsible for any further clinical studies or data development that regulators may require to allow a change in their cell engineering methodology. We have entered into 30 SPL agreements with commercial cell therapy developers, with 29 of those agreements currently active.

Of our current SPL customers, one is in the commercial stage and 18 are active in clinical development, meaning they have at least an FDA-cleared IND application or foreign equivalent. An IND is a request for authorization from the FDA to administer a therapeutic being investigated in humans in a clinical research setting and to ship such products in interstate commerce for use in investigational clinical trials. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. Clinical trials then involve the administration of the investigational product to human subjects under the supervision of qualified investigators and are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Our 29 SPL agreements have the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 18 active clinical programs under our SPL agreements, the total pre-commercial milestone opportunity can exceed $220 million if all of the active programs were to achieve regulatory approvals. We have already received about $10 million of milestone revenue from active programs. Clinical development involves a lengthy and expensive process with uncertain outcomes, including the results of pre-clinical research, as well as clinical trials demonstrating product safety and efficacy, and therefore our customers may not begin or complete clinical development, and may never receive FDA or other regulatory approval for all or any product candidates covered by their SPL agreements with us, in which case we will not receive the full potential precommercial milestone payments or the sales-based commercial payments or royalties contemplated by our SPL agreements. Although Precision BioSciences, Inc. terminated its SPL agreement subsequent to its announced license of the Azercabtagene Zapreleucel (azer-cel) program to Imugene Limited and TG Therapeutics, Inc., both Imugene (USA), Inc. and TG Therapeutics, Inc. have since entered into SPL agreements with MaxCyte for azer-cel.

Our Products

ExPERT Instruments

The ExPERT instrument family was designed to provide a single unifying technology that can be used from concept to clinic, with both the research and clinical versions of an instrument incorporating the same underlying technology and protocols. Our customers have a choice of four different instrument versions that are standardized on the same technology to deliver equivalent high performance—ATx, STx, GTx and the VLx, as well as a portfolio of proprietary related PAs and consumables. Customers can start with the lower to medium scale research instrument (ATx) and then scale up to the clinical version (GTx) without the need for re-optimization or re-validation. The STx provides the same scale as the GTx but is used for drug discovery applications, such as preclinical monoclonal antibody production, and not for human therapeutic use. VLx provides the capability for large-scall cell engineering and drug discovery applications. The STx is not covered by our FDA Master File or our Technical Files.

We believe these systems will also be supportive of the commercial marketing of our customers’ therapeutic products which we enable. Our platform allows our customers to perform their research and process optimization on a research platform and seamlessly scale to a clinically validated, cGMP environment and 21 CFR Part 11 compatible clinical platform. Further, we believe our platform provides an opportunity for our customers to realize significant time and cost savings.

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

ExPERT STx: Flow Electroporation for protein production and drug development

Our ExPERT STx instrument, which is generally used in the field of protein production and for other drug discovery applications, also incorporates our proprietary Flow Electroporation Technology for high yield transient expression of proteins, viral vectors, vaccines, virus like particles (“VLPs”) and biologics. Our STx instrument has high efficiency and can rapidly transfect from 75,000 to 20 billion cells. When combined with flexible cell culture strategies, the STx allows for substantial improvement in yields of high-quality, transiently expressed proteins while enabling reduced media costs.

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

ExPERT GTx: Flow Electroporation for large scale transfection in therapeutic applications

The ExPERT GTx incorporates our proprietary Flow Electroporation technology for use in the cGMP manufacturing of cellular therapies with clinical uses. By incorporating the Flow Electroporation technology, larger volumes of up to 20 billion cells can be electroporated within 20 minutes. With a processing potential that ranges from 75,000 to 20 billion cells on a cGMP, 21 CFR Part 11 compatible system, the GTx represents a platform for clinical electroporation at large scale.

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

Our ExPERT system uses two classes of PA designs — a static cuvette used for smaller cell volumes (from 75,000 cells up to 200 million cells) and a cartridge design that is used for both static and Flow Electroporation for larger cell volumes (700 million up to tens of billions of cells). The Flow Electroporation PA (“Flow PA”) allows for processing of cellular volumes ranging from 5 mL to 1,000 mL and up to tens of billions of cells. The Flow PA consists of bags and associated tubing, made from medical grade materials, that are connected to the electroporation cartridge. Users transfer their cells and loading molecules to the sample bag, and the pump on the GTx, STx or VLx instrument pumps a fixed volume of cells into the cartridge chamber where they are electroporated. Once the electroporation is complete, the cells are pumped to the collection bag and the chamber is filled with the next volume of cells for electroporation. This process is repeated until the entire sample volume is processed. The maximum volume of 1,000 mL of cells can be processed in less than 30 minutes.

Examples of our two ExPERT PA design classes are shown in the pictures below:

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

Supporting Products

Our proprietary electroporation buffer, a balanced salt solution that protects cells during transfection, is formulated for use with all our instrument platforms and PAs. This consumable is used for all cell types, eliminating the need to change buffers as users switch protocols, cell types or scale up. The buffer is made in a cGMP facility, is fully chemically defined and is free of human or animal components, and is tested to meet technical, sterility and endotoxin specifications. This buffer formulation is a key contributing factor, in combination with instrument and PA design features, to the flexibility, high efficiency and viability that can be achieved by customers across the broad range of cell types processed using our platform. With the acquisition of SeQure in January 2025, we acquired a suite of assays and a service offering conducting those assays. These assays and associated services assess the risk that gene editing technologies have unintended consequences for the genome. We believe conducting such analysis to be critical for the regulatory approvals needed to conduct clinical trials and are frequently used in earlier phases of development. SeQure licenses and has developed a unique set of assays that include cell-based assays, biochemical assays, and in silico analysis that can help support cell therapy developers in internal decision-making and supporting regulatory filings.

Sales and Marketing

We follow a direct sales model in North America, the United Kingdom, and Europe, while also selling through third-party distributors in Asia and some regions of Europe. As of December 31, 2024, we had over 33 field sales and application scientists located in the United States, the United Kingdom, and several regions in Europe and Asia. Since the commercial launch of our first Flow Electroporation instrument in 2003, the installed base of our instruments has grown to more than 760 instruments globally.

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

Our research and development teams are aligned into two teams, applications and instrumentation. The application team is responsible for developing data on key applications, including improving approaches to cell handling and cell culture; designing, developing and enhancing electroporation protocols; developing and enhancing cell engineering applications, and performing product testing and quality assurance activities. The instrumentation engineering team focuses on developing and improving electroporation instruments and PAs to meet our customers’ wide range of needs from research to commercialization in a GMP environment. The research and development functional teams work together as a core team, following a stage-gate process to develop, qualify and launch new products to market.

Other research and development activities include customer technical support such as cell processing techniques, instrumentation training and application support. Most of our research and development operations are conducted in our Maryland facility.

We have made substantial investments in product and technology development since our inception. Research and development expenses totaled $22.2 million and $23.8 million in the years ended December 31, 2024 and 2023, respectively.

We expect our research and development expenses to increase significantly for the foreseeable future as we develop data supporting the use of our products in various applications and continue to enhance our existing products as well as develop new products for our current and new markets.

Manufacturing and Supply

We design and develop our PAs and conduct final functional testing in our Maryland facility. PAs are manufactured both in our Maryland facility and at a third-party manufacturer. In addition, we design, develop and manufacture our ExPERT instruments in-house. Our in-house PA manufacturing and design function is certified as ISO 9001 compliant and our manufacturing facility and controlled-access shipping, receiving and storage spaces are located at our current headquarters in Maryland, and we store some inventory at an off-site location for purposes of business continuity planning.

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

Processing Assemblies

Our PAs are only available for purchase directly from us and our third-party distributors and are designed for use only with our instruments. The PAs are designed, developed, and shipped from our headquarters facility. We outsource supply and manufacturing of key PA components. Final clean-room assembly is performed at our headquarters facility and at a third party. In-house cleanroom PA assembly activities were initiated in 2022 to enhance operational control over quality, expand capacity, enable automation implementation, provide for multiple manufacturing sites and improve other areas of operations. In addition, in-house manufacturing allows research and development teams located in the same facility to more rapidly develop new products and enhancements.

Supply

For both instrument and PA manufacturing, we regularly assess our supply chain to ensure our ability to respond to customer demand for our products. We have relationships with multiple custom parts manufacturers and electronics suppliers that can provide components for our instruments, including components currently provided by a single source. Approximately 16% of additions to inventory for the year ended December 31, 2024 were from one supplier. Single source suppliers are chosen for their business stability and scalability to minimize risk. If a single source supplier has a part or process that is time-consuming to transfer to another supplier, our approach is to hold enough inventory of that part to allow adequate time for technical transfer and qualification wherever possible. Our ongoing strategy is to maintain adequate levels of inventories at all times and we plan to continue the diversification of our supply chain as we scale. This inventory strategy was designed to minimize supply chain risk and as a result we are currently able to ship on demand and to date have never had a backorder for a product.

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

Intellectual Property

Our long-standing intellectual property strategy has been to obtain patent protection in relevant jurisdictions over our instruments and related methods, as well as design patents covering the ExPERT system. As part of this strategy, we have focused on obtaining protection for our non-viral delivery platform to the extent possible, particularly in the United

States and other key jurisdictions of commercial value. As of February 19, 2025, we have more than 200 granted U.S. and foreign patents, including in Australia, Canada, Japan, China, South Korea, and certain countries in Europe, as well as over 100 pending patent applications worldwide. Our portfolio protects our core technology, the Flow Electroporation process, the processing assemblies and consumables, control and process elements, and application methods of using our non-viral delivery platform. The protection over our instruments and related methods is estimated to last through at least 2028 and through 2037 for our electroporation applications. Our design protection covering the ExPERT system has the potential to provide protection through at least 2048.

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

We maintain the confidentiality of our trade secrets, know-how and proprietary methods and protocols to protect our intellectual property from competitors including through confidentiality provisions in our agreements with our SPL customers and execution of non-disclosure agreements with prospective clients. One key element of this protection is our FDA Master File and Technical Files described in more detail below, which allow us to submit to the regulatory authorities confidential detailed information about our ExPERT system and PAs. The relevant submission can be referenced by our customers or licensees to support their own regulatory filings without the need for us to disclose the confidential information contained in the FDA Master File and Technical Files.

We also seek to protect our brand through the procurement of trademark rights. As of February 19, 2025, we owned 22 registered trademarks in the United States, over 155 registered foreign trademarks, 9 pending U.S. trademark applications, and more than 20 pending foreign trademark applications. This collection includes trademarks for our company name, logos and stylized versions of our ExPERT product line names. In order to supplement the protection of our brand, we maintain registration of several internet domain names.

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

Our biopharmaceutical and life sciences customers are subject to extensive regulations by the FDA and similar federal, state, and local authorities, as well as their foreign equivalents, regarding the conduct of preclinical studies and clinical trials, in the manufacture of product candidates and products for use in humans (i.e., “Good Manufacturing Practices” laws and regulations) and the marketing authorization and commercialization of biological and drug products.

The activities of sponsors, applicants, and manufacturers are subject to regulation of those jurisdictions where the research or manufacturing occur, and also those jurisdictions for which applications are planned or have been made, and the product is intended to be marketed.

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

Master Files and Technical Files to Support Customer Regulatory Submissions

Our core business is focused on developing our proprietary and patented electroporation technology platform, which is used by our customers in research and development applications as well as for manufacture of commercial cell therapies. In order to support our customers’ use of our platform in regulatory submissions, we have submitted Master Files to the FDA, Center for Biologics Evaluation and Research and Master Files and/or Technical Files to comparable regulatory authorities in other jurisdictions, including Canada, Japan, Australia, the United Kingdom and Austria, and provide nonexclusive Letters of Authorization to the Master or Technical Files under contractual agreements with our customers. In this way, the regulatory body may review information on our platform in the context of its utilization by our customers in regulated products, for example, as described in our customers’ INDs or BLAs. We continuously update the Master and Technical Files in order to support the regulatory activities of our customers. The FDA allows Master Files, but they do not approve them. Rather, they review them in the context of evaluating the submissions by our customers that reference our files.

U.S. Healthcare Laws and Reform

In the United States, there are federal and state healthcare laws that regulate the business or financial arrangements and relationships of customers who use our platform. Such laws include federal and state anti-kickback laws, false claims laws, transparency laws and health information privacy and security laws. Violations of these laws by those who are subject thereto can lead to significant administrative, civil and criminal penalties, including sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in government healthcare programs such as Medicare and Medicaid, imprisonment, additional reporting requirements and/or oversight obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our customers and collaborators’ ability to commercialize their products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products will be available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.

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

Employees and Human Capital

As of December 31, 2024, we had 114 full-time employees which is inclusive of individuals employed through third-party employer-of-record (“EOR”) employees, 64 of whom have advanced degrees, including 23 with Ph.D. degrees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing and integrating our existing and new employees, advisors and consultants. We have implemented an equity incentive plan, the principal purposes of which are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. More information about our equity incentive plan will be available in our proxy statement for the 2025 annual meeting of stockholders.

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

Item 1A. Risk Factors

You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition, and growth prospects could suffer significantly. The risks below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.

Risks Related to Our Business and Growth Strategy

We are a cell engineering and life sciences company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have limited product offerings approved for commercial sale and may never achieve or maintain profitability.

We are a cell engineering and life sciences company focused on advancing the discovery, development and commercialization of next-generation cell-based medicines. The biopharmaceutical development industry, where the majority of our customers operate, is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception and have financed our operations principally through private financings and public offerings of our securities. We have historically relied on sales and licensing of our instruments, as well as sales of our portfolio of single-use disposable PAs for the significant majority of our revenue. We may be unable to sell or license our instruments to new customers and existing customers may cease or reduce their utilization of our instruments or fail to renew licenses of our instruments. Our net losses were $41.1 million and $37.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $216.9 million. Our losses have resulted principally from expenses incurred for research and development for our cell engineering platforms and from sales and marketing costs, manufacturing expenses, management and administrative costs as well as other expenses that we have incurred while building our business infrastructure.

We expect that our expenses and operating losses may continue for the foreseeable future as we expand our research and development efforts, expand the capabilities of our cell engineering platforms and operate as a public company in the United States. We anticipate that our expenses will increase as we:

•	continue to advance our ex vivo cell engineering platforms and develop new technologies related to our platform;

•	acquire and license technologies aligned with our ex vivo cell engineering platforms;
•	expand our operational, financial and management systems and increase personnel, including staff to support our research and development, manufacturing and commercialization efforts;
•	continue to develop, prosecute and defend our intellectual property portfolio; and
•	incur additional legal, accounting and other expenses in operating our business.

We have devoted a significant portion of our financial resources and efforts to building our organization, developing our ex vivo cell engineering platforms, acquiring technology, building out our manufacturing capabilities, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, raising capital, securing license arrangements with customers and providing general and administrative support for these operations.

To become and remain profitable, we must succeed in realizing meaningful precommercial milestone payments from our current SPLs and potentially securing future commercial partnership, licensing or collaboration arrangements for use of our cell engineering platforms and similar arrangements for cell therapy programs in development that have not yet been partnered. This will require us to be successful in a range of challenging activities, including continuing to develop our technology and products, accessing, developing and advancing manufacturing capacity, advancing our sales and marketing capabilities and commercializing and selling our products. We may never succeed in any or all of these activities and, even if we do, we may never generate a level of revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our financial results, including profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our financial results, the value of our shares of common stock could be materially adversely affected.

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

Our ExPERT technology platform and family of instruments was commercially launched in April 2019 with the latest instrument launched in late 2022. Sales and licensing of ExPERT technology systems and related instruments together accounted for 45% of our revenue for the years ended December 31, 2024 and 2023. We expect that, for at least the foreseeable future, sales and licensing of our ExPERT technology systems will continue to account for a substantial portion of our revenue. The sales cycle for our cell engineering instruments is complex and can take up to 12 months or longer to complete.

Material, one-time milestone payments earned as SPL customers achieve clinical progress are also a significant portion of our revenue, although such milestone payments are not in our control, are unpredictable because of the early-stage nature of cell therapy clinical development, and may contribute materially to the volatility of our revenue. As a result of our lengthy and unpredictable sales cycle, we may be prone to quarterly fluctuations in our revenue. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

We intend to grow our business and market opportunity by continuing to invest in technology and scientific innovation, broadening our distribution capabilities to expand our installed base of ExPERT products, pursuing SPLs with target customers, expanding our commercial infrastructure, and considering opportunistic investments, partnerships and acquisitions, among other initiatives. Each of these growth strategies will require considerable time and resources, and we may not be successful in executing any or all of these strategies.

One of the components of our growth strategy is to sell our recently launched ExPERT VLx platform for large-scale bioprocessing applications, including viral vector production in suspension cell cultures and rapid production of proteins, including monoclonal antibodies. The success of the VLx, including new engineering modifications to the platform, may depend in part on the availability, compatibility and capability of appropriate technologies upstream and downstream of electroporation to support potential large-scale applications enabled by the VLx platform, our ability to develop and launch GMP-compliant processing assemblies, and willingness of current and potential customers to adopt the VLx for new applications. We expect that additional investment will be needed to build out process development capabilities, manufacturing capacity, new processing assembly design and the addition of large-scale bioprocessing-specific field resources, and those investments may not be successful. Further, we could encounter delays and setbacks in implementing engineering modifications necessary for certain large-scale applications, resulting in delayed acceptance by future customers of such a large-scale system. In addition, the sales and implementation cycles of customers for such a large-scale platform may require more time than originally assumed as we may encounter delays in acceptance by potential customers for the VLx platform in large-scale applications, which could negatively impact forecasted revenues.

Another component of our growth strategy is expanding our SPL model, through which we build collaborative relationships with our customers as we facilitate their efforts to bring critical cell-based medicines to market. Even if we are able to enter into additional future SPL arrangements and similar arrangements for future therapeutic products that have not yet been partnered, there can be no assurance that any of the therapeutic products that are being or might be developed by our customers using our technology will continue to advance through clinical development, receive regulatory approvals or be successfully developed into commercially viable products. As a result, we may suffer setbacks in increasing awareness and adoption of our products in addition to the material impact on our financial results as a result of milestones not being realized and non-renewal of licenses. Further, setbacks in the clinical trials of our current or future customers, such as serious adverse events including patient deaths, could significantly impact capital available to customers and our ability to enter into future SPL agreements with new therapeutic product companies.

Our growth strategy also involves expanding our international operations. In addition to risks associated with international operations in general, we will also need to navigate complex foreign regulatory requirements with which we may not be familiar or have experience. To operate successfully, or for our customers to obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements imposed by such countries regarding safety, efficacy, manufacturing, clinical trials, commercial sales, pricing and distribution of our products. Although our SPL customers have historically been able to reference our FDA Master File in the United States and our Master and Technical Files in some other countries in the course of clinical development of their therapeutic products, we cannot ensure that we will obtain or establish a regulatory Master or Technical File in other countries. If we fail to establish a regulatory Master or Technical File in any jurisdiction, this could make customers in such jurisdictions less likely to adopt our instruments, and the geographic market for our products could be limited.

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

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product and license revenue into instrument sales, PAs, license revenue (recurring revenue), product placements, cumulative product placements, status or number of installed instruments, SPLs, program licenses (research, clinical and SPL), and potential precommercial milestones, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. As both our business and the industry in which we operate evolve, the metrics by which we evaluate our performance may also change. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time.

Our future success is dependent upon our ability to increase penetration in our existing markets and expand into adjacent markets.

Our customer base includes biopharmaceutical and biotechnology companies and academic institutions focused on cell-based therapeutics. Our success will depend in part upon our ability to increase our market penetration by expanding sales to existing customers and acquiring new customers and entering into SPL agreements within our existing markets, and our ability to market new products and applications to existing and new customers. Attracting new customers and introducing new products and applications require substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with our current products. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets could adversely affect our ability to improve our operating results.

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

In addition, our customers may experience a change of control or otherwise consolidate with other biopharmaceutical companies and academic institutions. If, as a result of such events, our customers choose or are forced to modify or terminate cell therapy strategies, adopt other products, or otherwise reduce their use of our products, our ability to execute our growth strategy could be impaired, which may negatively affect our business, financial condition, prospects and results of operations.

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

Our success depends, in part, on our ability to maintain a competitive position in the development of technologies, enhancements and products for use by our customers. Many of the companies developing or marketing competing or alternative products have competitive advantages when compared to us, including:

•	greater financial and human resources for product development, sales and marketing;
•	greater domestic and international name recognition and more product familiarity among users;
•	broader and more established relationships with pharmaceutical companies and academic institutions;
•	broader product lines and the ability to offer lower prices or rebates, integrate technologies more successfully to offer better workflow solutions, bundle products to offer greater discounts or incentives or offer more attractive milestone and agreement terms;
•	broader intellectual property protection for their technology and products;
•	larger sales forces and broader and more established domestic and international sales and marketing and distribution networks; and
•	more experience in conducting research and development, manufacturing and preparing regulatory submissions, both in the United States and in foreign jurisdictions.

We primarily compete against products marketed by Lonza Group AG, Thermo Fisher Scientific Inc.(NYSE: TMO), Miltenyi Biotec, Bio-Rad Laboratories, Inc. (NYSE: BIO) and Harvard Bioscience, Inc. (Nasdaq: HBIO), as well as several other smaller companies, including spinouts from academic labs.

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

A portion of our revenue is derived from sales to biopharmaceutical companies and academic institutions. Much of their funding is, in turn, provided by public and private financings, including investments from venture capital funds and, for public companies, the capital markets. Accordingly, the spending policies and practices of these customers, which have been and may continue to be impacted by market conditions and other factors, could have a significant effect on the demand for our products. In addition, the demand for our products may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	macroeconomic conditions, and the geopolitical climate;
•	investor confidence in the biopharmaceutical industry and the amount of capital such investors provide to our potential customers;
•	reduced pricing of approved therapeutics;
•	scientists’ and customers’ opinions of the utility of new products or services;
•	changes in the regulatory environment;
•	differences in budgetary cycles;
•	competitor product offerings or pricing;
•	merger and acquisition activity within the industry;
•	market-driven pressures to consolidate operations and reduce costs;
•	market acceptance of relatively new technologies, such as ours;
•	clinical trial or milestone failures that impact our customers’ ability to raise capital; and
•	inability to sustain capital requirements or bankruptcy.

In addition, while the majority of our revenues are derived from biopharmaceutical customers, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. For example, the Trump administration recently announced plans to reduce appropriations to the National Institutes of Health (“NIH”) for biomedical research, which the NIH expects could cut grants for indirect costs related to research, such as buildings, utilities and equipment. There is substantial uncertainty around whether such appropriations will be increased or decreased in the near term, and whether grants will be cut. Any decrease in the amount of, or delay in the approval of, appropriations to NIH (and associated decreases in grants provided by the NIH) or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases or licensing of our products.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. Our investment in research and development may not result in the data we hope to develop to support marketing of our products or in marketable products or may result in products that take longer to generate revenue, or generate less revenue, than we anticipate. For the years ended December 31, 2024 and 2023, our research and development expenses were $22.2 million and $23.8 million, respectively, or approximately 58%, of our total revenue. Our future plans include increased significant investments in research and development of product opportunities for expansion of our products and new application areas for our products. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

International customers have typically accounted for a meaningful portion of our revenue. For the year ended December 31, 2024, approximately 33% of our revenue was derived from international customers, with the most significant markets being the United Kingdom, Switzerland, Canada and China. We expect that our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

If we cannot maintain and expand current SPL agreements and enter into new agreements that generate marketed licensed products, our business could be adversely affected.

We do not have our own pipeline of therapeutic candidates, and instead we focus our efforts on the development of our cell engineering offerings, including our ExPERT platform. Our customers then use our instruments and PAs for cell engineering to develop their own therapeutic candidates without our direct involvement. As a result, our success depends on our ability to expand the number and scope of our SPL agreements. Many factors may impact the success of these customer arrangements, including our ability to perform our obligations, our partners’ satisfaction with our products, competitive offerings of other companies, our partners’ ability to successfully develop, secure regulatory approval for and commercialize therapeutic candidates using our products, our customers’ internal priorities (including fluctuations in research and developments budgets), our customers’ resource allocation decisions and competitive opportunities, our ability to resolve disagreements with our customers, the costs required of either party to the agreement and related financing needs, and operating, legal and other risks in any relevant jurisdiction, as well as severe adverse events in cell therapy trials regardless of association with our customers.

We engage in conversations with companies regarding potential SPL agreements on an ongoing basis. These conversations may not result in commercial agreement. Even if agreement is reached, the resulting relationship may not be successful, including due to factors beyond our control, such as our customers’ inability to successfully develop, obtain regulatory approvals for, or commercialize their therapeutic candidates. In such circumstances, we may not generate any substantial revenues from such a collaboration in the form of milestone payments, royalties or otherwise. Speculation in the industry about our existing or potential SPL customers can be a catalyst for adverse speculation about us which can adversely affect our reputation and our business.

Further, our customers are subject to the extensive risks and uncertainties that apply to product candidates in this area, including those associated with preclinical and clinical research and development and related regulatory and Institutional Review Board (“IRB”) authorization and oversight, manufacturing challenges and compliance standards, the data requirements and review process for seeking marketing authorization, and the potential for safety and efficacy concerns to emerge at any stage of product development and even after approval.

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

The failure of our customers to meet their contractual obligations to us could adversely affect our business.

Our reliance on our customers poses a number of additional risks, including the risk that they may not perform their contractual obligations to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of therapeutic candidates produced using our instruments and PAs.

In addition, certain of our customers are large, multinational organizations that run many programs concurrently, and we are dependent on their ability to accurately track and make milestone payments to us pursuant to the terms of our agreements with them. Any failure by them to inform us when milestones are reached and make related payments to us could adversely affect our results of operations.

Some of our customers operate in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, and are often subject to country-specific data privacy and data security risk as well as burdensome legal and regulatory requirements. Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us, which may have a material adverse effect on our business, financial condition and results of operations.

Our customers have significant discretion in determining when and whether to make announcements, if any, about the status of their clinical developments and timelines for advancing collaborative programs, and the price of our common stock may decline as a result of announcements of unexpected results or developments.

Our customers have significant discretion in determining when and whether to make announcements about the status of their programs that use our technology, including their preclinical and clinical programs, such as setbacks or terminations, and timelines for advancing therapeutic candidates developed using our platform. We do not plan to disclose, and historically, have not disclosed, the development status and progress of individual therapeutic candidates of our customers. Our customers may wish to report such information more or less frequently than we prefer or may not wish to report such information at all. In addition, if customers choose to announce a collaboration with us or their progress, there is no guarantee that we will concurrently recognize any fees or that such announcement will be indicative of future fees to us, as such fees are not due to us until our partner reaches certain specific activities or clinical progress events, such as IND submissions or start of pivotal trials. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our SPL customers, or as a result of our customers withholding such information.

Our customers may not achieve projected development and regulatory milestones and other anticipated key events in the expected timelines or at all, or may discontinue some or all of their programs, which could have an adverse impact on our business and could cause the price of our common stock to decline.

From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our SPL agreements, to the extent that our customers have publicly disclosed such information or permit us to make such disclosures. Certain of our customers have also made public statements regarding their expectations for the development of programs under SPL agreements with us and they and other customers may in the future make additional statements about their goals and expectations for the progress of their programs and/or their arrangements with us. The actual timing of these events and any resultant revenue to us may vary dramatically due to a number of factors such as delays or failures in our current and future partners’ therapeutic discovery and development programs and the numerous uncertainties inherent in the development of therapeutics. As a result, there can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect, or at all.

In addition, we have very little visibility into, or advance notice of, any changes in our partners’ development timelines and expectations, which means that we may not be able to swiftly react and adapt to changed expectations related to the achievement and payment of milestones under our agreements. If our customers fail to achieve one or more of these milestones or other key events as we or they expect, our business could be materially adversely affected and the price of our common stock could decline.

Biopharmaceutical drug, biologics and therapeutics development is inherently uncertain, and it is possible that none of the drug, biologic or therapeutic candidates discovered using our platform that are further developed by our customers will receive marketing approval or become viable commercial products on a timely basis or at all.

We offer our cell engineering platform to customers who are engaged in drug, biologics and therapeutics discovery and development. These customers include large pharmaceutical companies, biotechnology companies of all sizes and non-profit and academic institutions. We receive early payments generated through sales of our ExPERT instruments and PAs and recurring revenue through the annual licenses of the ExPERT instrument to our partners, but we estimate that the vast majority of the economic value of the SPL agreements that we enter into with our customers is in the downstream payments that are payable only if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our customers to successfully develop and commercialize therapies discovered or produced using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory authorization or approval and commercialization apply to us derivatively through the activities of our partners. There can be no assurance that our customers will successfully develop, secure marketing or regulatory approvals for and commercialize any drug, biologic or therapeutic candidates discovered or produced with our instruments. As a result, we may not realize the intended benefits of these SPL agreements. We have 29 SPL agreements resulting in a growing number of clinical milestone payments. The first licensed program to receive regulatory marketing approval occurred in 2023.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our customers may not successfully develop any drug, biologic or therapeutic candidates with our platform, or our customers may choose to discontinue the development of these candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, manufacturing challenges, commercialization potential, production limitations or prioritization of their resources. For product candidates of the type expected to be developed using our technology, there is the potential they could create a safety risk to patients and can also limit product efficacy. It is possible that none of these drug, biologic or therapeutic candidates will ever receive regulatory approval and, even if approved, such candidates may never be successfully commercialized resulting in clinical progress milestones and commercial sales-based payments not being earned.

Regulatory authorities have substantial discretion in the review and approval process and may refuse to accept any application or may decide that our partners’ data are insufficient to support progression to further stages of preclinical or clinical development or for marketing approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also vary depending on the product candidate (including cell therapies, for which development is inherently challenging), the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Application of the legal and regulatory standards for approval, and the type and amount of clinical data and data supporting chemistry, manufacturing and control necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates our customers may seek to develop in the future will never obtain the appropriate, necessary regulatory approvals.

In addition, even if these drug, biologic or therapeutic candidates receive regulatory approval in the United States, our customers may never obtain approval or commercialize them outside of the United States, which would limit their full market potential and therefore may impact our ability to realize their potential downstream value. Furthermore, approved drugs, biologics or therapeutics may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales could be limited. Third-party payors may opt to implement efficacy-based payment mechanisms over a multi-year period, which could impact potential product sales in any given year. Likewise, our customers have to make decisions about which clinical stage and preclinical drug, biologic and therapeutic candidates to develop and advance, and our customers may not have the resources to invest in all of the drug, biologic or therapeutic candidates that are produced using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates developed using our platform. Decision-making about which drug or therapeutic candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those agreements. Additionally, subject to its contractual obligations to us, if one or more of our customers is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug, biologic or therapeutic candidate that utilizes our platform. If one of our SPL customers terminates its agreement with us, we may find it more difficult to attract new partners.

Our customers, and therefore our potential financial outcomes under our agreements, are also subject to inherent industry-wide FDA and other regulatory risk. The number of new drug applications and biologics license applications approved by the FDA varies significantly over time and if there were to be an extended reduction in the number of new drug applications and biologics license applications approved by the FDA, the industry could contract and our business could be materially harmed. Furthermore, regulatory agencies may introduce new submission requirements or implement new regulations for cell and gene therapies which could result in extended timelines for our customers, creating uncertainty or delays in achieving milestones. Such delays in these milestones could materially affect our ability to forecast and receive milestone payments outlined in our license agreements.

Our customers’ failure to effectively advance, market and sell suitable drug, biologic and therapeutic candidates developed using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in development addressed above, our ability to forecast our future revenues may be limited.

In recent periods, we have depended on a limited number of customers for our revenue, the loss of any of which could have an adverse impact on our business.

For the year ended December 31, 2024, two cell therapy companies with which we have entered into SPL agreements accounted for 32% of our total revenue, and our five largest customers accounted for an aggregate of approximately 46% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue. These agreements cover a large number of programs under contract, and therefore represent a large portion of potential downstream value. In addition, our SPL agreements are typically terminable at will. As a result, if we fail to maintain our relationships with our SPL customers or if any of these customers discontinue their programs or transition to alternative cell engineering technologies, our future results of operations could be materially and adversely affected.

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

If unacceptable side effects or deaths arise in the development of our customers’ product candidates, the IRBs at the institutions in which their studies are conducted, the FDA or any comparable foreign regulatory authority could suspend or terminate our customers’ clinical trials or the FDA or other regulatory authorities could order them to cease clinical trials or deny approval of their product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our customers’ product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies or otherwise, to delay or deny approval of our customers’ product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences could negatively impact the availability of capital for the broader cell therapy development market, reduce the demand for our products and harm our business, financial condition and prospects significantly.

We have pursued and may in the future pursue collaborations or licensing arrangements, joint ventures, strategic alliances, partnerships or other strategic investment or arrangements, which may fail to produce anticipated benefits and adversely affect our operations.

We have pursued and may in the future pursue opportunities for collaboration, out-license, joint ventures, acquisitions of products, assets or technology, strategic alliances or partnerships that we believe could advance our development. For example, we recently acquired SeQure Dx. We may consider pursuing growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities. Proposing, negotiating and implementing these opportunities may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, technology or other business resources, may compete with us for these opportunities or arrangements. We may not be able to identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis on acceptable terms or at all.

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

Furthermore, partners, collaborators or other parties to such transactions or arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons and subject us to potential risks, including the following:

•	Partners, collaborators or other parties have significant discretion in determining the efforts and resources that they will apply to a transaction or arrangement;
•	Partners, collaborators or other parties could independently develop, or develop with third parties, services and products that compete directly or indirectly with our products or product candidates;
•	Partners, collaborators or other parties may stop, delay or discontinue clinical trials as well as conduct new clinical trials by using our intellectual property or proprietary information;
•	Partners, collaborators or other parties may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liabilities;
•	Disputes may arise between us and our partners, collaborators or other parties that cause the delay or termination of the research, development or commercialization of product candidates, or that result in costly litigation or arbitration that diverts management’s attention and resources;
•	Partners, collaborators or other parties may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable services and products; and
•	Partners, collaborators or other parties may own or co-own intellectual properties covering our product candidates that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual properties.

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

We have engaged in and may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

As part of our strategy for growth, we have acquired a company, and in the future, we may acquire other companies, assets, or technologies in an effort to complement our existing offerings to enhance our market position. For example, we recently acquired SeQure Dx. Should we choose to pursue additional acquisitions in the future, we may not be able to find suitable acquisition candidates and we may not be able to complete such acquisitions on favorable terms, if at all. Any future acquisitions we make could subject us to a number of risks, including:

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

Acquisitions, including the SeQure Dx acquisition, may not generate sufficient revenue to offset the associated costs of the transactions or may result in other adverse effects, which could have a material adverse effect on our business, operating results, and financial condition. In addition, negotiations for acquisitions, collaborations or investments that are not ultimately consummated could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.

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

We rely on a limited number of suppliers for certain key components utilized in the assembly of our ExPERT instruments and manufacture of our PAs and consumables, and in some cases, such as certain instrument components (e.g., CPU chips or PA electrodes), we rely on a single supplier for a particular component, subassembly or consumable. Approximately 16% of our additions to inventory during the year ended December 31, 2024 were purchased from one supplier. Although in many cases we use standard components in our products, in some cases, components may only be purchased from a limited number of suppliers or a single supplier. Identifying and qualifying alternate sources may take time and involve additional expense, and there is no guarantee that current suppliers or alternate sources will timely deliver materials that meet our needs. If our customers experience a shortage or delay in delivery of our ExPERT instruments, PAs or consumables our business could be materially and adversely impacted.

We presently do not have long-term supply contracts for any components, and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided for in submitted and accepted purchase orders. We are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry, high demand in unrelated industries such as shortages of electronic components due to digitization in the automotive industry, or other factors. Many of the other components required to build our ExPERT instruments are also occasionally in short supply. For example, global supply chain constraints during 2021 and 2022 resulted in some of our suppliers having to prioritize certain customers. While we seek to maintain priority with our suppliers and have not experienced significant delays to date, there can be no guarantee that we will not experience shortages as a result of supply chain issues. In addition, geopolitical tensions, and sanctions imposed in response thereto, may create new supply chain issues or exacerbate current supply chain challenges. If shortages or delays arise, we may not be able to timely secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition.

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

We began manufacturing PAs in our own facilities in 2022, however, we expect to continue to outsource a portion of the manufacturing of PAs for the foreseeable future. With respect to our PA manufacturers, we are neither a major customer of such manufacturers, nor do we have long-term supply contracts with them. These manufacturers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. Qualifying new suppliers may be required from time to time and qualification can take many months. If we were to lose one or more of our sole or single source manufacturers or suppliers, it could take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new manufacturer, particularly from any of our single source manufacturers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance of our PAs, resulting in increased costs and negative customer perception, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our offerings include products such as instruments, single-use PAs and the provision of support services to our customers with the goal of supporting the advancement of our customers’ cell therapies and/or drug or biologic discovery activities. We aim to provide our customers with a single, integrated platform to discover, develop and manufacture safer, more targeted and increasingly complex cell-based therapies, designed for integration into customers’ current good manufacturing practices environments. We cannot guarantee that the market for our current products will continue to generate significant or consistent demand. Demand for our current products could be significantly diminished by competitive technologies or products that replace them or render them obsolete or less desirable. Accordingly, we must continue to invest in research and development to develop competitive products.

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

Many of our customers are early-stage biopharmaceutical and biotechnology with limited financial resources. These customers necessarily are selective with respect to which product candidates they select for development and advance through clinical trials. Beginning in 2023 and continuing in 2024, we observed customers, particularly early-stage customers, reprioritize their spending and operations to focus on lead product candidates rather than secondary or tertiary programs. To the extent that our customers limit development and clinical advancement to a smaller group of product candidates, our opportunities to support them with our platform are reduced. As a result of limited financial resources, our customers may also discontinue development of product candidates. To the extent that any of these product candidates are supported by our platform, our product sales would be negatively impacted.

If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.

We currently sell and license our products primarily in the cell therapy market, which is characterized by significant enhancements and evolving industry and regulatory standards and a high degree of regulatory scrutiny. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and offer our customers comprehensive solutions and otherwise invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new instruments, single-use PAs, software, services, enhancements and new product integrations with electroporation, our offerings may become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new products and applications to further drive adoption of our platform. To the extent we fail to timely introduce new and innovative products, offer enhancements to our existing products, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

Although our products are tested in accordance with industry standards prior to shipment, defects or errors could nonetheless occur. For example, our instruments or PAs could fail or our customers could use our technology improperly and blame a failure on our systems, resulting in customer complaints and significant resources dedicated to finding the cause of the failure and/or developing a solution. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems and our ability to effectively train and maintain our employees with respect to quality management. A failure of our quality control systems could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations.

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

Risks Related to Our Regulatory Environment and Our Industry

Our FDA Master File, and equivalent Master and Technical Files in foreign jurisdictions, are an important part of our strategic offering which allows our SPL customers to expedite their cellular therapies or other biologics into and through clinical development. Delays in filing or obtaining (as applicable in each jurisdiction), or our inability to obtain or retain, acceptance of such filings in individual countries could negatively impact the progress of our customers if they intend to run clinical trials in such countries, and as a result, could negatively affect our reputation and revenues or require disclosure of confidential information to our partners. Further, changes that we are required to make from time to time, or changes to regulations or negative data or adverse events for our partners, could impact references to our FDA Master File and Master and Technical Files by our partners.

Providing our customers with an established regulatory path for use of our technology in the development of their therapeutics is an important value we provide to our customers. We have established and maintained FDA Master Files and equivalent Master and Technical Files in certain other countries to provide that regulatory path. We may be unable in a timely manner, or at all, to provide similar filings in all countries where our customers desire to perform clinical trials, and regulators may refuse to accept such filings or may change their approach to such filings in a manner that weakens our ability to support our customers. If regulators at any point find that such filings have not been sufficiently maintained or are insufficient to support clinical trials or product approvals, as a result we may need to disclose confidential information to our customers to allow them to include such information in their filings.

In addition, while we believe our FDA Master Files and equivalent Master and Technical Files have the potential to create certain efficiencies and reduce certain regulatory development risks for our customers, there is no guarantee that referencing our FDA Master File or Master and Technical Files, as applicable, will result in success in customers’ submissions seeking authorization for clinical trials or marketing authorization. We cannot be certain that the FDA or foreign regulators will not require audits of and information on our ExPERT systems used in clinical development as our customers advance their cellular therapies from preclinical through clinical development toward marketing approval. Such additional information requests and audits of our facilities could result in delays in the development and potential regulatory approval of our partners’ cellular therapy product candidates, affecting timing of milestone payments and our future ability to enter into new SPL agreements. Failure to adequately respond to any such regulatory requests could result in the regulator preventing our electroporation system from being utilized for a partners’ cellular therapy. This could result in our customers not utilizing our ExPERT system for their other clinical programs and negatively impact our ability to enter into SPL agreements with other cellular therapy developers.

Changes in tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in recent years, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterized as unfair trade practices, and China responded by imposing and proposing new or higher tariffs on specified U.S. products. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States, China or other nations that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Additionally, the Trump administration has proposed imposing tariffs on a number of countries, including Canada and Mexico, in response to which Canada and Mexico have responded with proposals for retaliatory tariffs. As the situation continues to evolve, the Company anticipates that products it may import and products it may export may be adversely affected. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected. In addition, significant uncertainty with respect to such tariffs may also have a material and adverse effect on our business and operations.

We are subject to governmental export controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Exports of our products are subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products to U.S. embargoed or sanctioned countries, governments, persons, and entities. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required export approval for our products or limitations on our ability to export or sell our products imposed by export control or sanctions laws may harm our revenues and adversely affect our business, financial condition, and results of operations. Noncompliance with these laws could have negative consequences, including government investigations, penalties, and reputational harm.

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive data privacy laws, and similar laws have been proposed in several other states, as well as at the federal, state, and local levels — while some of these also exempt data processed in the context of clinical trials, these data privacy laws could nonetheless further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU General Data Protection Regulation (the “EU GDPR”), the UK GDPR (the “UK GDPR”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. Under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million (£17.5 million under the UK GDPR) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher; or private litigation related to the processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their incidents. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data,” including personal information related to health and genetic information, which we may process in connection with clinical trials or otherwise. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal information across the EEA and/or United Kingdom, which may increase our costs and overall compliance risk. We also target customers in Asia and have operations, distributors, contractors, or employees located or active in Asian countries including, but not limited to China, Japan, Australia, and South Korea and are subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, the EEA and the United Kingdom have significantly restricted the transfers of personal information, to the United States and other countries whose privacy laws they believe are inadequate. Although there are currently various mechanisms that may be used to legally transfer personal information from the EEA and United Kingdom to the United States, such as the EEA and United Kingdom’s standard contractual clauses, these mechanisms are subject to potential legal challenges and there exists some uncertainty regarding whether the standard contractual clauses will remain a valid, reliable mechanism for lawfully transferring personal information to the United States. If we are unable to implement a valid solution for cross-border data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including limitations on our ability to collaborate with customers as well as other service providers, contractors, and other companies in Europe; the need to increase our processing capabilities within Europe at significant expense or otherwise change the geographical location or segregation of our relevant systems and operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against our processing or transferring of personal information necessary to operate our business —any or all of which could adversely affect our operations or financial results. Additionally, companies that transfer personal information out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU and UK GDPR’s cross-border data transfer limitations. Furthermore, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU and UK GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with all applicable data privacy and security obligations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of actual or prospective customers, collaborators, or partners; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our business model or operations.

We are subject to U.S. and certain foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C.§ 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other third-party collaborators from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

In addition to selling our products internationally directly through our sales teams, we currently engage third parties outside of the United States and may engage additional third parties outside of the United States, to sell our products internationally and to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Our customers who use our platform may be exposed to broadly applicable U.S. federal and state healthcare laws and regulations, including those relating to kickbacks and false claims, transparency, and health information privacy and security law. Failure to comply with such laws and regulations may result in substantial penalties.

Our customers who use our platform may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our products. Such laws include federal and state anti-kickback laws, false claims laws, transparency laws, and health information privacy and security laws.

Violations of such laws may result in substantial criminal, civil, and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations.

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

Risks Related to Our Financial Position and Capital Requirements

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate, or abandon our commercialization efforts or product development programs.

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

We believe our existing cash balances and cash receipts generated from sales of our products will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, we may need additional funding sooner than expected and our business and future funding requirements can change unpredictably due to a variety of factors, including acquisitions, which could affect our funding needs or cash flows from operations. We may be unable to raise additional funds in a timely manner or on terms that are acceptable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay the further development or commercialization of our products. We also may have to reduce marketing, customer support, or other resources devoted to our products.

Our results of operations and liquidity needs could be materially and adversely affected by market fluctuations, an economic downturn, inflation, increases in interest rates, and other macroeconomic conditions.

Our results of operations and liquidity could be materially and adversely affected by economic conditions generally, both in the United States and elsewhere around the world. Recently, domestic and international equity and debt markets experienced, and may continue to experience, heightened volatility and turmoil, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. During 2024, the Federal Reserve lowered interest rates three times, after raising interest rates at a significant pace during 2022 and 2023 in an effort to curb inflation. Although the Federal Reserve may continue to decrease rates in 2025, future decisions to decrease, hold steady, or increase interest rates and the timing of such decisions are unknown. Should the Federal Reserve make a decision to increase interest rates, higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer or business spending. In the event the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult or costly for us to raise funds if necessary, and our stock price may decline. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions, some of which may not be federally insured. If economic instability were to occur, we cannot be certain that we would not experience losses on these cash and cash equivalents.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to the:

•	level of demand for any of our products, which may vary significantly;
•	timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval, and commercialization activities for customers relating to our products, which may change from time to time;
•	size, seasonality, and customer mix of the cell engineering market;
•	start, milestone attainment, and completion of programs in which our platform is utilized;
•	sales and marketing efforts and expenses we incur;
•	rate at which we grow our sales force and the speed at which newly-hired salespeople become effective; changes in the productivity of our sales force;
•	positive or negative coverage in the media or publications of our products or competitive products;

•	cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our arrangements with our suppliers;
•	degree of competition in our industry and any change in the competitive landscape of our industry, including the introduction of new products or enhancements or technologies by us or others in the cell engineering market and competition-related pricing pressures;
•	changes in governmental regulations or in the status of regulatory approvals or applications;
•	future accounting pronouncements or changes in our accounting policies;
•	disruptions to our business and operations or to the business and operations of our suppliers, distributors, and other third parties with whom we conduct business resulting from public health emergencies;
•	future global financial crises and economic downturns, including those caused by widespread public health emergencies or geopolitical conflicts; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our ability to use our net operating losses, business tax credits, and similar tax attributes to offset future taxable income or taxes may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $109.9 million. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income or taxes may be limited. We previously experienced an ownership change and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. For example, the U.S. government enacted the Inflation Reduction Act in 2022, which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible than the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. Any resulting tax liability could adversely impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one time charges, and could increase our future U.S. tax expense.

In addition, recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among other things, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income, and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

Risks Related to Our Operations

A pandemic, epidemic, outbreak of an infectious disease or other public health emergency in the United States or worldwide could adversely affect our business and the businesses of our partners.

If a pandemic, epidemic, outbreak of an infectious disease, or other public health emergency occurs in the United States or worldwide, our business may be adversely affected, by, among other things, disruptions to the research and development activities of our customers, disruptions to the development of our collaboration partners’ product candidates, disruptions to our ability to enter into new collaborations with potential SPL customers in a timely manner, disruptions in the operations of our third-party manufacturing organizations upon whom we rely for the production and supply of our products, and other disruptions to our operations. For example, in response to COVID-19 in 2020, we temporarily closed our headquarters and other offices, and our employees and contractors who were able to perform their duties remotely continue to do so. We also implemented travel restrictions and other significant changes in how we operate our business. The operations of our customers were likewise altered. Potential implications of future public health emergencies may include:

•	our customer prospects and our existing customers may experience slowdowns in their businesses, and our academic institution customers may experience decreases in government funding of research and development, which in turn may result in reduced demand for our products, lengthening of sales cycles, loss of customers, difficulties in collections, and inaccurate inventory forecasting;
•	limitations on our business operations by local, state, provincial and/or federal governments that could impact our ability to sell products to customers, and visit customers for process optimization of their cellular therapies;
•	delays in negotiations with SPL customers and potential partners;
•	interruption of or delays in receiving supplies from the third parties we rely on to manufacture components to our products, which may impair our ability to sell our products;
•	interruption of or delays in installation of our products for our customers and partners;
•	interruption of or delays in the shipments of purchased products to customers or to our distribution partners;

•	decreased employee productivity and morale, with increased employee attrition and risk of a cyberattack resulting from our employees working from home;
•	disruptions and significant costs to our growth planning, such as for facilities and international expansion;
•	costs in fully returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service and amenities;
•	legal liability for safe workplace claims;
•	loss of critical vendors or third-party partners, which may go out of business; and
•	continued cancellation of in-person marketing events, including industry conferences, and prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, malicious code (such as viruses), personnel misconduct or error, malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, social-engineering attacks (including through phishing attacks), ransomware attacks, supply-chain attacks, personnel misconduct or error, insider threats, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and also poses increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

As of December 31, 2024, we had 114 full-time employees which is inclusive of individuals employed through third-party employer-of-record (“EOR”) employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The marketing, sale and use of our products could lead to the filing of product liability claims where someone may allege that our products identified inaccurate or incomplete information or otherwise failed to perform as designed. We may also be subject to liability for errors, in a misunderstanding of or inappropriate reliance, upon the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	substantial litigation costs;
•	distraction of management’s attention from our primary business;
•	the inability to commercialize our products or new products;
•	decreased demand for our products;
•	damage to our business reputation;
•	product recalls or withdrawals from the market;
•	loss of sales; or
•	termination of existing agreements by our SPL customers and potential SPL customers failing to work with us.

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

An important part of our sales process includes training our customers on how to safely and appropriately use our products. If our customers are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Even if our products are used improperly by customers, we may face reputational damage if our products are associated with negative outcomes or injuries. Damage to our reputation could make it more difficult for us to sell our products and enter into new SPL agreements. Accordingly, if our customers fail to safely and appropriately use our products or if we are unable to train our customers on the safe and appropriate use of our products, our reputation may be negatively impacted and we may be unable to achieve our expected sales, growth or profitability.

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

Our operations, including our manufacturing operations, and the operations of our customers, partners, distributors and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, other natural or man-made disasters or business interruptions, and geopolitical conflicts, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in our projected operating and financial results;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	announcements by our customers on clinical development delays for products being enabled by our technology;
•	announcements or concerns regarding real or perceived safety or efficacy issues with our products or similar products of our competitors;
•	adoption of new regulations applicable to our industry or the expectations concerning future regulatory developments;
•	our involvement in litigation;
•	future sales of our common stock by us or our stockholders;

•	changes in senior management, the board of directors or key personnel;
•	the trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general economic, macroeconomic and market conditions.

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

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur, including by our officers, directors, and their respective affiliates. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Because we do not expect to pay dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The decision to pay future dividends to stockholders will be at the discretion of our board of directors after taking into account various factors including our business prospects, cash requirements, financial performance, and new product development. Accordingly, investors cannot rely on dividend income from our common stock and any returns on an investment in our common stock will likely depend entirely upon any future appreciation in the price of our common stock.

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

We engaged a third party to perform a cybersecurity audits in 2021 and in the fourth quarter of 2024.  To date, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation, or financial condition.  To date, we have not experienced a material cybersecurity attack, such as a cybersecurity threat, a ransomware attack, computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks, or system failures.  The Company carries cybersecurity insurance and considers our coverage to be adequate.

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

Holders of Our Common Stock

As of March 7, 2025, there were approximately 29 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based therapies. The ExPERT family of products includes four instruments, which we call the ATx, STx, GTx and VLx, and related software protocols, as well as a portfolio of proprietary related PAs and consumables. We launched the VLx instrument in September 2022.

We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2023 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. As of December 31, 2024, we have placed more than 760 of our electroporation instruments with customers worldwide.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $38.6 million and $41.3 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $41.1 million and $37.9 million for those same years. As of December 31, 2024, we had an accumulated deficit of $216.9 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

We believe we have a diversified revenue model with revenue generated from multiple sources including recurring license fees, sales of instruments and related PAs and participation in the clinical and commercial success of some of our customers through milestone and sales-based payments under SPL agreements.

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

Sales and Licenses of Instruments

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales and licenses of our ExPERT family of proprietary Flow Electroporation instruments to existing and new customers. We currently market four versions of our instruments, the ATx, the STx, the GTx and the VLx. The ATx is primarily to academic institutions and investigative research users. The STx is primarily sold to end users for research and drug discovery purposes, and the GTx is licensed to customers for research, clinical or commercial use or sold for research use in certain circumstances or sold to academic centers for research or clinical use. We launched the VLx in September 2022 to provide our customers with an easier to use system that incorporates the benefits of the ExPERT platform. We view the demand for our instruments, whether in the form of sales or license, as an indicator of the health of our current business and as a predictor of future instrument sale and license revenue. As described below, we separately sell proprietary single-use PAs, which we call PAs, that are necessary for our customers to use our electroporation instruments. Therefore, depending on the number of instruments that have been sold or are under active license, we have insight into the demand for PAs that will also translate to future revenue for us.

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

For cell therapy customers who use our technology to develop engineered cells for human therapeutic use in clinical trials or, if approved by regulatory authorities, for commercial sale, we license our platform on a non-exclusive basis in exchange for an annual fee per instrument licensed. This license fee varies based on whether the instrument is being used for preclinical or clinical purposes. Once we have a research or clinical license with a customer, we generally have high visibility into future license revenue from this customer. It is possible, however, that our future license revenue could be impacted by failure of the customer therapeutic candidates to progress through clinical development for reasons unrelated to the successful use of our instruments, such as toxicity, lack of efficacy, funding constraints, changes in development priorities, patient access limitations or regulatory challenges. For any of these reasons, a customer could determine not to renew or to enter into additional licenses with us, which could result in our actual future license revenues differing from our estimates and projections.

Our installed base of electroporation instruments has grown to over 760 instruments as of December 31, 2024. This installed base includes both instruments sold to customers and instruments licensed for research and clinical use. Because of the size of the drug and biologic discovery market and our long history in that market, the installed base of instruments is currently weighted more heavily towards instruments sold for discovery and research applications. However, since each licensed instrument provides us with ongoing license revenues, the share of revenues from licensed instruments may grow as a share of our total revenue mix.

We plan to further grow our installed base of ExPERT instruments through additional sales and licenses to our current customers and through the sale or license of instruments to new cell therapy, product discovery, academic and other customers. To achieve this goal, we intend to further expand our commercial infrastructure, including through the expansion of our sales force and field application scientists. We have expanded our sales force and field application scientist count over the past several years and now have over 33 dedicated field sales and application scientist professionals globally. Our candidate identification and hiring process is stringent, and there can be no assurance that we will be able to continue to recruit the high level of candidates that make up our current team.

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

We expect license revenue to continue to grow as those customers move their existing drug or biologic development programs into later-stage clinical trials and advance their preclinical pipeline programs into clinical development. In addition, we expect new customers to emerge and contribute to these revenues, particularly given the underlying growth in the cell therapy pipeline among companies in this industry, availability of capital to support such companies, and in particular the switch by some of these cell therapy companies away from viral approaches to non-viral approaches.

Sales of Processing Assemblies and Consumables

In addition to instrument sales, our current and future revenue is dependent on sales of our proprietary PAs, as well as the sale of our proprietary consumables, for use with our instruments. We sell PAs that are intended either to support research use or use in cGMP clinical research applications. The PAs differ in terms of their volume capacities and the associated numbers of cells that can be processed in each electroporation sequence with a particular PA, as well as the number of transfection experiments that can be performed in a single electroporation process. Our PA pricing varies based on the volume of cells processed and the number of transfections per PA.

We expect that as our installed instrument base grows, our sales of PAs and consumables will grow accordingly, especially as cell therapy programs continue to progress through clinical development and potentially become commercial-stage, thereby increasing the number of PAs needed by customers. We are also developing and intend to launch new PAs that target previously unserved subsegments across the bioprocessing and cell therapy markets, which could further increase our PA sales. However, both the number of PAs used per instrument, as well as the specific PA used, is highly variable across our customer base and depends on several factors, including:

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

Strategic Platform Licenses (SPLs)

Typically, our cell therapy customers will either purchase our ATx instrument for research purposes or purchase or obtain a research use license of our GTx instrument technology in order to validate the use of our technology in their programs and to progress their preclinical work towards clinic trials. However, once a cell therapy customer using one of our ExPERT instruments advances their preclinical research to a stage where they are planning to enter clinical development, they need to enter into a licensing arrangement with us for the rights to clinical and/or commercial use of our instrument. Our customers typically negotiate the terms of those licenses during research and preclinical development.

We refer to these arrangements as SPL agreements, the terms of which contain not only higher annual, non-exclusive fees for the clinical use of the instrument, but also allow us to share in the economics of the customer’s programs. We have 29 SPL partnerships with commercial cell therapy developers, On average, our current SPL agreements allow for approximately six product candidates per license, although this average may change over time. SPL agreements typically include potential payments to us upon the customer’s achievement of specified clinical development or regulatory milestones, as well as potential sales-based payments to us, which could be payments based upon the achievement of specified sales levels and/or royalty payments that are a percentage of the customer’s net sales. The amount of each milestone payment is typically correlated in size with value-creating, precommercial clinical progress events or commercial sales levels.

Under our current SPLs, one program is in commercial stage, and 18 programs are currently in clinical development, meaning they have at least an FDA-cleared IND application or foreign equivalent. Our 29 SPLs have the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 18 active clinical programs under our SPL agreements, the total pre-commercial milestone opportunity can exceed $220 million if all of the active programs were to achieve regulatory approvals. We have already received about $10 million of milestone revenue from active programs. However, our actual milestone revenue from these agreements will likely be lower, as not all programs covered by each agreement will become and remain active programs in a customer’s development pipeline or successfully complete the clinical development process. Further, each agreement typically includes programs that have not been specifically identified, or for which a candidate may never be identified or developed by the customer.

Our strategy is to capitalize on the growth in the number of cell therapy developers by entering into new SPL agreements. We entered into six agreements in 2024.

For the year ended December 31, 2024, two cell therapy companies with which we have entered into an SPL agreement accounted for 32% of our total revenue, and our five largest SPL customers accounted for an aggregate of approximately 46% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue.

Our future milestone revenue under our SPL agreements will depend in large part on the clinical and regulatory achievements of our customers. Generally, precommercial milestone payments become larger as programs move through clinical development. We rely in part on our customers’ public disclosures around regulatory timelines to forecast our receipt of precommercial milestone payments. While we expect our forecasting ability to improve over time as more of our customers’ programs advance through clinical development and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of precommercial milestones to be somewhat unpredictable.

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

Gross Margins

We have generated overall gross margins of over 80% for the last six years, although our margins vary depending on our revenue mix from instruments, PAs and milestones under SPL agreements and other factors. We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative, clinically validated non-viral delivery approaches. However, the market for non-viral delivery is highly competitive, and introduction of a cGMP-grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that could negatively impact our gross margins. In addition, part of our growth strategy is to expand into new regional markets, which could require the use of distributors and/or our participation in more competitive environments, which could impact our ability to price our instruments at a premium and could negatively impact our ability to enter into SPL agreements on terms similar to those currently in effect.

We expect our gross margins to benefit from realization of the economics from our SPL agreements described above, to the extent that such milestones and/or sales-based payments grow to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization of these potential revenues is uncertain. Margins may also experience downward pressure during the investment phase of our internal PA production ramp up, increases in labor and materials costs, expansion of our PA portfolio, future design changes or the mix of PAs sold, or other factors, but may benefit in the mid-to-long term as PA production becomes more automated.

Key Business Metrics

In addition to revenue, we regularly review several key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These key metrics include:

•	the number of cumulative instruments that we have placed with our customers, either by sale or license, which we refer to as our installed base and consider to be an indication of our traction within the non-viral delivery market and other markets and indicative of the potential future recurring revenue generated from those instruments, including PAs and annual fees;
•	the number of existing (customers with rights to develop one or more clinical programs) SPL agreements that we have entered into with cell therapy developers, as well as the total number of our customers’ clinical programs, whether active or contemplated, that are covered by such existing SPL agreements and the percentage of those clinical programs that are under an active IND application (or foreign equivalent), meaning that the customer is cleared to commence clinical trials;
•	the aggregate potential precommercial milestone payments under SPL agreements, representing the maximum potential milestone payments to us if all programs covered by each SPL agreements were to achieve regulatory approval;
•	the aggregate number of potential programs licensed for clinical use, whether active or contemplated, that are covered by our SPL agreements; and
•	the aggregate number of programs licensed for clinical use and covered by our SPL agreements that are currently in clinical development.

With respect to the numbers of programs under license, in many cases we make estimates of such programs based on our contract terms with our customers and our knowledge about our customers’ clinical progression of their programs. We rely, in part, on our customers’ public disclosures around regulatory timelines to forecast our receipt of precommercial milestone payments. However, it is possible that some programs may have become dormant or inactive without our knowledge, some new programs may be identified and some programs may progress further in clinical development without our knowledge if the customer has not made a public announcement. While we expect our forecasting ability to continue to improve over time as more of our customers’ programs move through clinical development and the number of clinical programs covered by our licenses expands, given the early nature of the cell therapy clinical market, we expect our realization of precommercial milestones to be somewhat unpredictable. This number may fluctuate due to the success of our commercial partners. Additionally, the addition of a large SPL agreement in which one SPL customer uses multiple instruments as part of their research, clinical or commercial program, may dilute the percentage of commercial programs currently in the clinic.

As of the dates presented, our key metrics described above were as follows:

	As of December 31,
	2024	2023	2022
Installed base of instruments (sold or licensed)	760	683	616
Core revenue generated by SPL clients as a percentage of core revenue	55%	48%	42%
Number of SPLs	28	23	18
Total number of licensed clinical programs under SPLs currently in the clinic*	18	16	16
Total number of licensed clinical programs under SPLs currently commercial*	1	1	-

* Number of licensed clinical programs under SPL agreements are by number of product candidates and not by indication.

Components of Our Results of Operations

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and consumables as well as from licenses to our customers. Our SPL agreements also include associated clinical progress milestones and sales-based payments to us, in addition to annual license payments. Sales of instruments and PAs under contracts with customers are classified as product sales in our consolidated financial statements. Revenue from SPLs, including payments that we may receive from our customers based on their achievement of specified clinical development or commercialization milestones, are classified as leased elements in our consolidated financial statements.

Our business and revenue growth strategy currently consists of the sale or instruments, the sale of PAs and consumables, and SPL license fees. We record revenue from the sale of instruments, PAs or consumables upon shipment to a customer. Licenses are typically invoiced annually at the start of each license period and are accounted for as monthly revenue over the license term with the expectation of continuing customer renewals of their licenses. As our customers achieve clinical progress milestones and/or sales-based payment milestones, we recognize the full value of the milestone as revenue. In addition, as customers use instruments they have either purchased or included with their license, they typically replenish their supplies of PAs and consumables through recurring purchases. Although customers are not contractually obligated to renew their licenses or to purchase additional PAs or consumables and may decide not to do so solely in their own discretion, license fees and PAs and consumable revenue streams have historically formed an important component of our revenues, and we believe they provide insight into our future performance. We consider these sales and license revenue streams to be recurring revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL agreements, we separately analyze revenue derived from our core revenue, as well as the performance-based milestone revenues we recognize under our SPL agreements. Core revenue includes sales instruments, PAs and consumables, and research and clinical licenses, while non-core revenue relates to SPL program-related revenue. We recognize both core and non-core revenue in accordance with generally accepted accounting principles in the United States. (“U.S. GAAP”)

Program-related revenue includes precommercial milestones earned and recognized as revenue during the period. Once SPL customers achieve regulatory approval for and commercialize their products, in nearly all cases we will also be entitled to receive sales-based payments which may be milestone payments upon achievement of specified levels of net sales and/or royalties expressed as a percentage of net sales. We have not received any commercial payments from our SPL customers to date. As our customers progress their programs and achieve additional milestones, our SPL program revenue is expected to constitute a growing portion of our total revenues in future periods.

We also offer our customers extended warranty and service plans. Our extended warranty and service plans are offered for periods beyond the standard no-fee, one-year warranty that customers who purchase instruments receive. Research and clinical licenses include a warranty during the license term without additional charge. Extended warranty and service plans generally have fixed fees and terms ranging from one additional year to four additional years and include an annual calibration. We recognize revenue from the sale of extended warranty and service plans over the respective coverage period, which approximates the service effort provided by us. Warranties are typically not a material revenue stream for us and included in other revenue.

Product Sales

Revenue from contracts with customers includes revenue from the sale of instruments, PAs and consumables. Customers purchase an ATx, STx, GTx or VLx depending upon their intended use and all customers purchase PAs and consumables for use with our instruments. Commercial customers may not use a purchased instrument for clinical or commercial processes.

We expect product sales revenue to increase in future periods as our market and customer base grow.

License Revenue

License revenue consists of revenue from research and commercial licenses. These licenses consist of fixed license payments and variable milestone payments that are dependent on our customer's achievement of clinical milestones. Typically, licenses that provide for clinical or commercial use also include sales-based milestone payments (and/or sales-based royalties in some cases) upon the commercialization of the customer's product. Under our research and clinical licenses, we provide our instruments and associated software to customers for non-exclusive use of our technology for research and/or specific clinical programs, typically along with rights for commercial use upon regulatory approval of the customer's products. We also provide scientific and regulatory support to our clinical use licensees to help them improve process optimization and facilitate their regulatory submission process.

We expect license revenue to increase in future periods as our market and customer base grow.

Cost of Goods Sold

Cost of goods sold primarily consists of costs for raw material parts, contract manufacturer costs, salaries, overhead, other direct costs related to sales recognized as revenue in the period, and licensed equipment depreciation.

We expect that our cost of goods sold will increase or decrease primarily to the extent that our instrument and PA and consumable revenue increases and decreases.

Gross Profit and Gross Margin

Gross profit is calculated as revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including sales mix among instruments, PAs, consumables and milestones, the specific mix among types of instruments or PAs, the proportion of revenues associated with licenses as opposed to sales, the share of revenues composed of milestones, changes in the costs to produce our various products, the launch of new products or changes in existing products, our cost structure for manufacturing including changes in production volumes, the proportion of sales made through third-party distributors, and the pricing of our products which may be impacted by market conditions.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research activities related to advancing our technology and development of applications for our technology, including research into specific applications and associated data development, process development, product development (e.g., development of instruments and PAs and consumables, including hardware and software engineering) and design and other costs not directly charged to inventory or cost of goods sold, such as supply chain development and design and management of quality systems.

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

Provision for Income Taxes

We did not recognize a benefit for the net operating losses we incurred for the years ended December 31, 2024 and 2023. As of December 31, 2024, we had U.S. net operating loss carryforwards of $109.9 million, which may be available to offset future taxable income and begin to expire in 2025, as well as net operating losses in the various states in which we file. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date since, due to our history of net losses, we have determined that it is currently more likely than not that our net deferred tax assets are not recoverable.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Total revenue	$38,627	$41,288
Cost of goods sold	7,100	4,742
Gross profit	31,527	36,546
Operating expenses
Research and development	22,227	23,817
Sales and marketing	26,661	26,975
General and administrative	29,693	30,068
Depreciation and amortization	4,143	3,985
Total operating expenses	82,724	84,845
Operating loss	(51,197)	(48,299)
Other income
Interest income	10,142	10,376
Total other income	10,142	10,376
Net loss	$(41,055)	$(37,923)

Revenue

The following table provides details regarding the sources of revenue for the periods presented:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$7,083	$8,317	$(1,234)	(15%)
PA and consumable revenue	14,006	10,283	3,723	36%
License revenue	10,297	10,326	(29)	0%
Other revenue	1,126	897	229	26%
Total core revenue	32,512	29,823	2,689	9%
SPL Program-related	6,115	11,465	(5,350)	(47%)
Total revenue	$38,627	$41,288	$(2,661)	(6%)

Total revenue for the year ended December 31, 2024 was $38.6 million, a decrease of $2.7 million, or 6%, compared to revenue of $41.3 million during the year ended December 31, 2023. The decrease was primarily driven by the decreases in program-related revenue.

Total core revenue for the year ended December 31, 2024 was $32.5 million, an increase of $2.7 million, or 9%, compared to core revenue of $29.8 million for the year ended December 31, 2023. Our overall increase in core revenue was primarily driven by revenue increases in PA and consumable sales, which increased by $3.7 million, or 36% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was also partially attributable to an increase in other revenue of $0.2 million, offset by decreases in instrument sales of $1.2 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023.

The $5.4 million decrease in SPL program-related revenues resulted from achievement of fewer contractually specified clinical and regulatory milestones during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL agreements and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Cost of goods sold	$7,100	$4,742	$2,358	50%
Gross profit	$31,527	$36,546	$(5,019)	(14%)
Gross margin	82%	89%

Cost of goods sold increased by $2.4 million, or 50%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by increases in PA and consumable sales, an increase in the allowance for obsolete inventory of $1.1 million, and lower absorption of manufacturing overhead costs.

Gross profit decreased by $5.0 million, or 14%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease in program-related revenue for the year ended December 31, 2024 and by increases to cost of goods sold described above.

During the year ended December 31, 2024, gross margin was 82%, compared to 89% in the same period of 2023. The decrease was primarily driven by a decrease in SPL program-related revenue, and by an increase in the inventory allowance.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Research and development	$22,227	$23,817	($1,590)	(7%)

Research and development expenses decreased by $1.6 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by a $1.6 million decrease in stock-based compensation, a $0.7 million decrease in engineering and lab expenses, and a $0.5 million decrease in office, travel, and general operating expenses, offset by a $0.6 million increase in occupancy expenses and a $0.6 million increase in compensation expenses.

Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Sales and marketing	$26,661	$26,975	$(314)	(1%)

Sales and marketing expenses decreased by $0.3 million, or 1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a $1.0 million decrease in occupancy expenses, a $0.4 million decrease in travel expenses, a $0.3 million decrease in stock-based compensation, and a $0.2 million decrease in professional services and marketing expenses, offset by a $1.4 million increase in compensation expense and a $0.2 million increase in software subscriptions.

General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
General and administrative	$29,693	$30,068	$(375)	(1)%

General and administrative expenses decreased by $0.4 million, or 1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a $1.4 million decrease in compensation expenses, a $0.8 million decrease in professional services, a $0.3 million credit loss recovery, net of expense, and a $0.2 million decrease in office, travel, and general operating expenses, offset by a $1.1 million increase in stock-based compensation, a $0.8 million increase in fixed asset disposal loss, and a $0.4 million increase in legal and public company expenses.

Depreciation and Amortization

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$4,143	$3,985	$158	4%

Depreciation and amortization expense increased by $0.2 million, or 4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by investments in laboratory equipment and consignment instruments.

Other Income

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Interest income	$10,142	$10,376	$(234)	(2%)

Interest income decreased $0.2 million, or 2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily due to a decrease in balances of cash and investments.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the years ended December 31, 2024 and 2023, we incurred net losses of $41.1 million and $37.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of $216.9 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers. On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. As of December 31, 2024, we had cash and cash equivalents and short-term investments of $154.5 million.

We expect to incur near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and internally generated cash flows will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We expect to end 2025 with approximately $160 million in total cash, cash equivalents and investments.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	transaction and capital expenditures necessitated by strategic activities;
•	market acceptance of our products;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;
•	sales to existing and new customers and the progress of our SPL customers in developing their pipelines of product candidates;
•	our ability to enter into additional SPL agreements and licenses for clinical use of our platform in the future;
•	changes in the amount of capital available to existing and emerging customers in our target markets;
•	the effect of competing technological and market developments; and
•	the level of our selling, general and administrative expenses.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Year Ended
	December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(27,610)	$(21,686)
Investing activities	6,932	54,984
Financing activities	2,056	2,143
Net (decrease) increase in cash and cash equivalents	$(18,622)	$35,441

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $27.6 million, and consisted primarily of our net loss of $41.1 million, offset in part by net non-cash expenses of $14.2 million, including stock-based compensation of $13.1 million, depreciation and amortization expenses of $4.3 million, an increase in our inventory reserve of $1.8 million, a loss on disposal of assets of $0.9 million, and other net non-cash expenses totaling $0.3 million, offset by the amortization of $6.2 million of discounts on investments. We also had net cash outflows of $0.7 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a $1.9 million decrease in accounts payable, accrued expenses and other liabilities, a $1.2 million increase in other assets, and a $0.7 million decrease in operating lease liabilities, offset by a $1.4 million decrease in inventory, a $1.2 million decrease in accounts receivable, $0.3 million decrease in prepaid expenses and other current assets, and a $0.2 million increase in deferred revenue.

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

Investing Activities

Cash provided by investing activities during the year ended December 31, 2024 was $6.9 million, which was primarily attributable to maturities of investments of $159.4 million, partially offset by purchases investments of $150.9 million, and purchases of property and equipment of $1.7 million. Purchases of investments are made as part of ordinary course investing activities in compliance with our investment policy which has as its primary objective preservation of principal.

Cash provided by investing activities during the year ended December 31, 2023 was $55.0 million, which was primarily attributable to maturities of investments of $313.8 million, partially offset by purchases investments of $255.1 million, and purchases of property and equipment of $3.7 million.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2024 and 2023 was $2.1 million, which consisted of proceeds from the exercise of stock options and employee purchases from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2024 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space (the “Headquarters Lease”). The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the lease agreement are $26.1 million through the lease term. We expect to be able to fund our obligations under this lease, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows. See Part I, Item 2, “Facilities” in this Annual Report for additional information regarding the new office lease.

We had no debt obligations as of December 31, 2024 or 2023.

Purchase orders or contracts for the purchase of supplies and other goods and services are based on our current procurement or development needs and are generally fulfilled by our vendors within short time horizons.

Critical Accounting Estimates

We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results could therefore differ materially from these estimates under different assumptions or conditions.

Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our statement of operations and financial position. The following subset of our accounting estimates are considered to be our critical accounting estimates as of December 31, 2024 and 2023:

Allowance for Obsolete Inventory

We maintain an allowance for excess, obsolete, and slow-moving inventory to reflect the inventory at the lower of cost or net realizable value. These reserves are based on management's estimates of market conditions, future demand, and the physical condition of the inventory. Significant assumptions used in these estimates include historical sales trends, forecasted sales, and the expected timing of product obsolescence. Changes in these assumptions could materially affect the amounts reported in our financial statements. For the years ended December 31, 2024 and 2023, we recorded inventory reserves of $1.8 million and $0.7 million, respectively, primarily due to anticipated obsolescence and expiration of certain products.

Fair Value of Stock-based Compensation

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

We estimate the fair value of stock options granted to our employees and directors based on the closing price of our common stock on the grant date and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. The fair value is based on the value of our common stock on the Nasdaq Global Select Market on the grant date. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions include expected volatility based on the historical volatility of our common stock, expected dividend yield, risk-free rate of interest and the expected term using the simplified method and are disclosed in Note 4 to our consolidated financial statements.

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

MaxCyte, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MaxCyte, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MaxCyte, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 11, 2025

MaxCyte, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$27,884	$46,506
Short-term investments, at amortized cost	126,598	121,782
Accounts receivable, net	4,682	5,778
Inventory	8,914	12,229
Prepaid expenses and other current assets	3,606	3,899
Total current assets	171,684	190,194

Investments, non-current, at amortized cost	35,781	42,938
Property and equipment, net	19,707	23,513
Right-of-use asset - operating leases	10,766	11,241
Other assets	1,532	388
Total assets	$239,470	$268,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,358	$743
Accrued expenses and other	8,302	11,269
Operating lease liability, current	864	774
Deferred revenue, current portion	5,251	5,069
Total current liabilities	15,775	17,855

Operating lease liability, net of current portion	17,170	17,969
Other liabilities	274	283
Total liabilities	33,219	36,107

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 105,711,093 and 103,961,670 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,057	1,040
Additional paid-in capital	422,047	406,925
Accumulated deficit	(216,853)	(175,798)
Total stockholders’ equity	206,251	232,167
Total liabilities and stockholders’ equity	$239,470	$268,274

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$38,627	$41,288
Cost of goods sold	7,100	4,742
Gross profit	31,527	36,546

Operating expenses:
Research and development	22,227	23,817
Sales and marketing	26,661	26,975
General and administrative	29,693	30,068
Depreciation and amortization	4,143	3,985
Total operating expenses	82,724	84,845
Operating loss	(51,197)	(48,299)

Other income:
Interest income	10,142	10,376
Total other income	10,142	10,376
Loss before income taxes	(41,055)	(37,923)
Provision for income taxes	—	—
Net loss	$(41,055)	$(37,923)
Basic and diluted net loss per share	$(0.39)	$(0.37)
Weighted-average shares outstanding, basic and diluted	104,849,222	103,268,502

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	102,397,913	$1,024	$390,819	$(137,875)	$253,968
Stock-based compensation expense	—	—	13,979	—	13,979
Vesting of restricted stock units	288,550	3	(3)	—	—
Issuance of common stock under employee stock purchase plan	82,423	1	268	—	269
Exercise of stock options	1,192,784	12	1,862	—	1,874
Net loss	—	—	—	(37,923)	(37,923)
Balance at December 31, 2023	103,961,670	1,040	406,925	(175,798)	232,167
Stock-based compensation expense	—	—	13,083	—	13,083
Vesting of restricted stock units	418,260	4	(4)	—	—
Issuance of common stock under employee stock purchase plan	140,046	1	458	—	459
Exercise of stock options	1,191,117	12	1,585	—	1,597
Net loss	—	—	—	(41,055)	(41,055)
Balance at December 31, 2024	105,711,093	$1,057	$422,047	$(216,853)	$206,251

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(41,055)	$(37,923)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,315	4,171
Lease right-of-use asset amortization	475	395
Net book value of consigned equipment sold	63	94
Loss on disposal of property and equipment	861	30
Stock-based compensation	13,083	13,979
Credit loss (recovery) expense	(130)	171
Change in excess/obsolete inventory reserve	1,771	697
Amortization of discounts on investments	(6,242)	(7,120)

Changes in operating assets and liabilities:
Accounts receivable	1,226	5,226
Accounts receivable - TIA	—	1,912
Inventory	1,362	(4,534)
Prepaid expense and other current assets	293	(641)
Other assets	(1,213)	421
Accounts payable, accrued expenses and other	(1,883)	3,252
Operating lease liability	(709)	(133)
Deferred revenue	182	(1,644)
Other liabilities	(9)	(39)
Net cash used in operating activities	(27,610)	(21,686)

Cash flows from investing activities:
Purchases of investments	(150,857)	(255,095)
Maturities of investments	159,440	313,770
Purchases of property and equipment	(1,651)	(3,700)
Proceeds from sale of equipment	—	9
Net cash provided by investing activities	6,932	54,984

Cash flows from financing activities:
Proceeds from exercise of stock options	1,597	1,874
Proceeds from issuance of common stock under employee stock purchase plan	459	269
Net cash provided by financing activities	2,056	2,143
Net (decrease) increase in cash and cash equivalents	(18,622)	35,441
Cash and cash equivalents, beginning of period	46,506	11,065
Cash and cash equivalents, end of period	$27,884	$46,506

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$97	$566
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,782

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, revenue recognition, stock-based compensation, allowance for credit losses, allowance for inventory obsolescence, accruals for contingent liabilities, if applicable, deferred taxes and valuation allowance, and the depreciable lives of property and equipment. Actual results could differ from those estimates.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the years ended December 31, 2024 and 2023, one customer represented 23% and 30% of revenue, respectively. As of December 31, 2024, this one customer accounted for 25% of accounts receivable, and another customer accounted for 14% of accounts receivable. As of December 31, 2023, three customers accounted for 38% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the year ended December 31, 2024, 16% of the Company’s additions to inventory were from one supplier. During the year ended December 31, 2023, the Company purchased approximately 56% from a single supplier. At December 31, 2024 and 2023, no supplier accounted for 10% or more of the Company’s total accounts payable.

Foreign Currency

The Company’s functional currency is the U.S. Dollar. Transactions denominated in foreign currencies are transacted at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in foreign currency is consummated and the date on which it is either settled or at the reporting date are recognized in the consolidated statements of operations as general and administrative expense. For the years ended December 31, 2024 and 2023, the Company recognized $140 and $84 in foreign currency transaction losses, respectively.

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

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of financial instruments including money market funds and commercial paper with original maturities of less than 90 days. Short-term investments consist of commercial paper, corporate bonds and U.S. Treasury securities and government agency bonds with original maturities greater than 90 days and less than one year. Long-term investments consist of U.S. Treasury securities and government agency bonds with maturities greater than one year. All money market funds and investments are recorded at amortized cost unless they are deemed to be impaired on an other-than-temporary basis, at which time they are recorded at fair value using Level 2 inputs. There were no changes from Level 2 for the years ended December 31, 2024 and 2023.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for expected credit losses if needed. The allowance for expected credit losses reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require excessive collection effort are written off to the allowance for expected credit losses. The Company determined no allowance was necessary at December 31, 2024. The Company recorded an allowance for expected credit losses of $130 at December 31, 2023.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Office equipment (principally computers) is depreciated over an estimated useful life of three years. Laboratory equipment is depreciated over an estimated useful life of five years. Furniture is depreciated over a useful life of five to seven years. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life. Instruments represent equipment held at a customer’s site that is typically licensed to customers on a short-term basis and is depreciated over an estimated useful life of five years.

Property and equipment include capitalized costs to develop internal-use software. Applicable costs are capitalized during the development stage of the project and include direct internal costs, third-party costs and allocated interest expenses as appropriate.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company recognized no impairment for the years ended December 31, 2024 or 2023. The Company disposes of equipment when it has no future uses to the Company, and the loss on disposal is included in general and administrative expense in the Company’s consolidated statement of operations.

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

Licensing fee revenue is recognized ratably over the license period as a single performance obligation accounted under ASC 842, Leases. The single performance obligation consists of a lease of an instrument and license to intellectual property and technology that are integral to the instrument’s functionality, and therefore, all promises in a typical licensing arrangement of the Company are accounted for as a single performance obligation named “licenses” in our table of disaggregated revenue in Note 3.

Some licensing arrangements include provisions for milestone payments to the Company, if the customer accomplishes certain precommercial milestones in addition to the license of instrument and intellectual property. We refer to such licenses arrangements as strategic platform licenses (“SPLs”). We do not recognize revenue for the milestone provisions at the time of entering an SPL agreement, since each milestone stream of revenue is considered variable consideration that is highly uncertain and susceptible to factors outside our influence. We recognize the amount of revenue related to each milestone only at the time our customer achieves the milestone.

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

Cost of Goods Sold

Cost of goods sold primarily consists of costs for raw material parts, contract manufacturer costs, salaries, overhead, licensed equipment depreciation and other direct costs related to sales recognized as revenue in the period.

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market for the fair value of equity awards on the grant date. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes option pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the expected volatility, expected dividend yield, risk-free rate of interest and the expected life of the award. The Company has observed sufficient historical information regarding its common stock to use the Company’s common stock for the estimate of volatility in the Black-Scholes option pricing model. Management’s methodology for developing other assumptions has not changed from prior periods. A discussion of management’s methodology for developing each of the assumptions used in the Black-Scholes option pricing model is as follows:

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

Risk-Free Interest Rate

This approximates the U.S. Treasury rate for the day of each option grant during the year, having a term that closely resembles the expected term of the option. For the Employee Stock Purchase Plan (“ESPP”), the U.S. Treasury rate on each Offering Date is used for a term that approximates the Purchase Period.

Expected Term

This is the period that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company estimates the expected term of the options to be approximately six years for options, with a majority vesting over a four-year period, using the simplified method. Over time, management intends to track estimates of the expected term of the option term so that estimates will approximate actual behavior for similar options. For the ESPP, the term of each Purchase Period is used.

Expected Forfeiture Rate

The Company records forfeitures as they occur.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

December 31,
	2024	2023
Expected volatility	48-52%	44-56%
Risk-free interest rate	3.4-4.5%	3.3-4.6%
Expected term (in years)	5.5-6.1	3.6-6.1

The fair value of the shares under the ESPP was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

	December 31,
	2024	2023
Expected volatility	55%	57-60%
Risk-free interest rate	4.44-5.43%	5.36-5.43%
Expected term (in years)	0.5	0.5

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

The Company is subject to taxation in various jurisdictions in the United States and abroad and remains subject to examination by taxing jurisdictions for 2020 and all subsequent periods. The Company has a federal Net Operating Loss (“NOL”) carryforward of approximately $109.9 million as of December 31, 2024, of which approximately $32.7 million begins to expire in 2025. Certain of the Company’s NOLs were initially limited on an annual basis pursuant to Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, as a result of a cumulative change in ownership that occurred in 2016; however, as of December 31, 2024, the Company has determined that the cumulative limitation amount exceeds the NOLs subject to the limitation and, as a result, no annual limitation remains.

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

The Company has made certain accounting policy elections for leases where it is the lessee whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of its operating leases. See Note 8 for additional details about leases where the Company is the lessee.

All transactions in which the Company is the lessor are short-term (one year or less) and have been classified as operating leases. All leases require upfront payments covering the full period of the lease and thus, there are no future payments expected to be received from existing leases. See Note 3 for details about revenue recognition related to license agreements.

Comprehensive Loss

For the years ended December 31, 2024 and 2023, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of stock options and restricted stock units excluded from the computation of diluted loss per share, was 16.3 million and 16.7 million for the years ended December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In December 2024, the Company adopted Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective November 27, 2023. This guidance amends Topic 280 to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 10-Segment Reporting” for additional information.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the guidance in Accounting Standards Codification (“ASC’) 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. The rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with greater disaggregation of information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively, with early adoption permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company’s income tax disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis.

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature disclosures requiring disclosures disaggregating of each expense line item into specific categories, and qualitative disclosures of expenses. ASU 2024-03 will be effective for the fiscal years beginning after December 31, 2026. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

3.	Revenue

Revenue is principally from the sale of instruments, processing assemblies (“PAs”) and consumables, and extended warranties and from our license agreements, which also include customer-specific milestone payments. In some arrangements, product and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments, PAs and consumables is generally recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is reasonably assured. Revenue from licenses is recognized ratably over the license term and when specific milestones are achieved by a customer. Licensing fee revenue is recognized ratably over the license period as a single performance obligation accounted for as a short-term lease under ASC 842, Leases. Revenue from fees for research services is recognized when services have been provided.

Disaggregated revenue for the year ended December 31, 2024 was as follows:

	Year ended December 31, 2024

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$21,089	$—	$21,089
Licenses	—	16,412	16,412
Other	1,126	—	1,126
Total	$22,215	$16,412	$38,627

Disaggregated revenue for the year ended December 31, 2023 was as follows:

	Year ended December 31, 2023

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$18,600	$—	$18,600
Licenses	—	21,791	21,791
Other	897	—	897
Total	$19,497	$21,791	$41,288

Additional Disclosures Relating to Revenue from Contracts with Customers

Changes in deferred revenue for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Balance at January 1	$5,352	$7,036
Revenue recognized in the current period from amounts included in the beginning balance	(4,993)	(6,507)
Current period deferrals, net of amounts recognized in the current period	5,166	4,823
Balance at December 31	$5,525	$5,352

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year was $360 at December 31, 2024, of which the Company expects to recognize $86 in 2025, $86 in 2026, $34 in 2027, and $154 thereafter.

In the years ended December 31, 2024 and 2023, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfil contracts.

4.	Stockholders’ Equity

Common Stock

During the year ended December 31, 2024, the Company issued 1,191,117 shares of common stock resulting from stock option exercises, receiving gross proceeds of $1,597, issued 418,260 shares from the vesting of restricted stock units (“RSUs”), and issued 140,046 shares to employees pursuant to the Employee Stock Purchase Plan (“ESPP”), receiving gross proceeds of $459.

During the year ended December 31, 2023, the Company issued 1,192,784 shares of common stock resulting from stock option exercises, receiving gross proceeds of $1,874 and issued 288,550 shares from the vesting of RSUs, and issued 82,423 shares to employees pursuant to the ESPP, receiving gross proceeds of $269.

Preferred Stock

The Company’s certificate of incorporation authorizes 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and directors of the Company and to other individuals as determined by the board of directors.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The board of directors reserved 2,500,000 shares for issuance under the Inducement Plan. As of December 31, 2024, options to purchase 294,938 shares remain outstanding under the Inducement Plan.

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

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meetings of Stockholders held on June 11, 2024 and June 22, 2023, the Company’s stockholders voted to reserve an additional 2,300,000 and 6,069,000 shares, respectively, for issuance pursuant to future awards under the 2022 Plan.

At December 31, 2024 and 2023, there were 6,946,000 and 6,202,000 shares, respectively, available to be issued under the 2022 Plan.

Stock Option Activity

A summary of stock option activity for the years ended December 31, 2024 and 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2023	14,361,092	$5.94	7.2	$23,825
Granted	2,713,395	$4.36
Exercised	(1,192,784)	$1.58		$4,106
Forfeited	(460,390)	$9.18
Expired	(3,327)	$6.46
Outstanding at December 31, 2023	15,417,986	$5.90	6.9	$15,854
Granted	1,922,756	$4.36
Exercised	(1,191,117)	$1.34		$3,402
Forfeited	(2,093,840)	$7.64
Outstanding at December 31, 2024	14,055,785	$5.82	6.5	$8,467
Exercisable at December 31, 2024	10,076,377	$6.03	5.7	$8,334

The weighted-average fair value of the options granted during the years ended December 31, 2024 and 2023 was estimated to be $2.26 and $2.05, respectively.

The value of a stock option is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2024, total unrecognized compensation expense for outstanding stock options was $9,462, which will be recognized over the next 1.9 years.

Restricted Stock Unit Activity

During the years ended December 31, 2024 and 2023, the Company issued RSUs under the 2022 Plan. Each RSU represents the contingent right to receive one share of common stock.

A summary of RSU activity for the years ended December 31, 2024 and 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Amortization Period
	RSUs	Grant Date Fair Value	(in years)
Outstanding at January 1, 2023	643,600	$5.57	3.2
Granted	1,043,150	$4.21
Vested and released	(288,550)	$5.48
Forfeited	(102,020)	$4.70
Outstanding at December 31, 2023	1,296,180	$4.57	2.8
Granted	1,280,473	$4.36
Vested and released	(418,260)	$4.84
Forfeited	(454,334)	$4.48
Outstanding at December 31, 2024	1,704,059	$4.36	2.6

The value of an RSU is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2024, total unrecognized compensation expense for outstanding RSUs was $5,643, which will be recognized over the next 2.6 years.

Performance Stock Units (“PSUs”)

During the year ended December 31, 2024, 550,838 PSUs were awarded to certain members of management and executive officers. The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved. The performance period continues through December 31, 2026. The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics. The weighted-average fair value of the PSUs granted during the year ended December 31, 2024 was estimated to be $4.31 per PSU. As of December 31, 2024, the Company determined that it was probable that the grants will vest at 100% of the target number of PSUs. During the year ended December 31, 2024, the Company recognized $794 in compensation expense related to the PSUs. The Company did not issue PSUs prior to January 2024. As of December 31, 2024, total unrecognized compensation expense related to outstanding PSUs was $1,581, which will be recognized over the next 2.0 years.

Employee Stock Purchase Plan

The Company commenced the initial offering (the “Initial Offering”) under the MaxCyte, Inc. 2021 ESPP. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six-months long (the “Purchase Period”). The first purchase period began on May 19, 2023, and the fourth purchase period is expected to end in May 2025.

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

For the years ended December 31, 2024 and 2023, the Company recognized $162 and $127, respectively, in compensation expense related to the ESPP. As of December 31, 2024, total unrecognized compensation expense related to the ESPP was $40, which will be recognized over the next 0.4 years.

Stock-based Compensation Expense

Stock-based compensation expense recognized in connection with stock options, RSUs, PSUs and the ESPP for the years ended December 31, 2024 and 2023 was classified as follows on the consolidated statements of operations:

	Year ended December 31,
	2024	2023
General and administrative	$7,200	$6,114
Sales and marketing	2,920	3,252
Research and development	2,963	4,613
Total	$13,083	$13,979

5. Consolidated Balance Sheet Components

Inventory

The following tables show the components of inventory:

	December 31,	December 31,
	2024	2023
Raw materials inventory	$4,717	$5,694
Finished goods inventory	3,927	5,977
Work in progress	270	558
Total inventory	$8,914	$12,229

The Company recorded an allowance for obsolete inventory of $1,771 and $697 at December 31, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment, net comprised the following:

	December 31,	December 31,
	2024	2023
Leasehold improvements	$14,727	$14,654
Furniture and equipment	11,946	12,288
Internal-use software	4,349	4,106
Instruments	2,005	2,441
Construction in process	272	310
Accumulated depreciation and amortization	(13,592)	(10,286)
Property and equipment, net	$19,707	$23,513

For the years ended December 31, 2024 and 2023, the Company transferred $182 and $189, respectively, of instruments previously classified as inventory to property and equipment licensed to customers.

For the years ended December 31, 2024 and 2023, the Company incurred depreciation and amortization expense of $4,315 and $4,171, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2024 or 2023.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No such fair value impairment was recognized during the years ended December 31, 2024 or 2023.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$19,759	$—	$—	$19,759
Commercial paper	Cash equivalents	5,959	1	—	5,960
Commercial paper	Short-term investments	47,907	28	(8)	47,927
U.S. Treasury securities and government agency bonds	Short-term investments	64,193	135	(4)	64,324
Corporate debt	Short-term investments	14,498	29	(6)	14,521
U.S. Treasury securities and government agency bonds	Long-term investments	35,781	106	(68)	35,819
Total cash equivalents, short-term investments and long-term investments		$188,097	$299	$(86)	$188,310

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2023:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$22,693	$—	$—	$22,693
U.S. Treasury securities and government agency bonds	Cash equivalents	20,986	3	—	20,989
Commercial paper	Short-term investments	107,131	100	(1)	107,230
U.S. Treasury securities and government agency bonds	Short‑term investments	14,651	28	(6)	14,673
U.S. Treasury securities and government agency bonds	Long-term investments	42,938	282	(2)	43,218
Total cash equivalents, short-term investments and long-term investments		$208,399	$413	$(9)	$208,803

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized during the years ended December 31, 2024 or 2023.

7.	Income Taxes

The Company’s provision (benefit) for income taxes in 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Current provision (benefit):
Federal	$—	$—
State	—	—
Total current provision	—	—
Deferred tax provision (benefit):
Federal	(7,368)	(8,752)
State	(1,860)	(3,542)
Change in valuation allowance	9,228	12,294
Total deferred provision	—	—
Total provision (benefit) for income taxes	$—	$—

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2024 and 2023, the Company established a full valuation allowance against its net deferred tax assets.

Net deferred tax assets as of December 31, 2024 and 2023 are presented in the table below:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$27,812	$22,472
Research and development credits	10,950	8,144
Stock-based compensation	10,534	9,158
Deferred revenue	1,527	1,517
Lease liability	4,985	5,313
Tenant incentive	1,359	1,528
Accruals and other	1,912	2,092
Deferred tax liabilities:
ROU asset	(2,976)	(3,187)
Depreciation and other	(1,234)	(1,396)
	54,869	45,641
Valuation allowance	(54,869)	(45,641)
Net deferred tax assets	$—	$—

The difference between the expected income tax provision (benefit) from applying the U.S. Federal statutory rate to pre-tax income (loss) and the actual income tax provision (benefit) for the years ended December 31, 2024 and 2023 relates primarily to the effect of the following:

	Year Ended December 31,
	2024	2023
Federal income taxes (benefit) at 21% statutory rate	$(8,583)	$(7,964)
State income taxes (benefit), net of Federal benefit	(2,561)	(2,901)
Stock compensation	550	(610)
Other permanent differences	299	—
Rate changes and other	1,067	(819)
Change in valuation allowance	9,228	12,294
Total Income Tax Expense	$—	$—

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The Company capitalized approximately $19,670 and $19,204 of R&D expenses incurred during the years ended December 31, 2024 and 2023, respectively.

8.	Commitments and Contingencies

Leases

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The Headquarters Lease will expire on August 31, 2035. The Headquarters Lease agreement includes a landlord-provided tenant improvement allowance (“TIA”) of $6.3 million to offset the cost of construction of leasehold improvements. As of December 31, 2024, the Company had received all reimbursements from the TIA. The Company is obligated to pay its portion of real estate taxes and costs related to the leased premises, including costs of operations, maintenance, repair, replacement and management of the leased premises. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options, and therefore, these extension periods are not included in the lease term for accounting purposes. During the years ended December 31, 2024 and 2023, the Company paid $2,104 and $1,293 in rent pursuant to the Headquarters Lease, respectively.

The components of lease cost and balance sheet information for the Company’s lease portfolio were as follows:

	Year ended December 31,
	2024	2023
Operating lease cost	$1,764	$1,620
Short-term lease cost	33	39
Variable lease cost	970	983
Total lease cost	$2,767	$2,642

	As of December 31,	As of December 31,
	2024	2023
Operating leases
Assets
Right-of-use asset - operating leases	$10,766	$11,241
Liabilities
Operating lease liability, current	$864	$774
Operating lease liabilities, net of current portion	17,170	17,969
Total operating lease liabilities	$18,034	$18,743
Other information
Weighted-average remaining lease term (in years)	10.7	11.7
Weighted-average incremental borrowing rate	7.0%	7.0%

As of December 31, 2024, maturities of lease liabilities were as follows:

Operating Leases
2025	$2,099
2026	2,225
2027	2,281
2028	2,338
2029	2,396
2030 and thereafter	14,760
Total undiscounted lease payments	26,099
Discount factor	(8,065)
Present value of lease liabilities	$18,034

401(k) Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan covering eligible employees. Participating employees may voluntarily contribute up to limits provided by the Internal Revenue Code of 1986, as amended. The Company matches employee contributions equal to 50% of the salary deferral contributions, with a maximum Company contribution of 5% of the employees’ eligible compensation. In the years ended December 31, 2024 and 2023, Company matching contributions amounted to $898 and $867, respectively.

9.	Related Party Transactions

Effective January 1, 2024, the Company entered into a consulting agreement with a member of the Board of Directors to provide consulting services to the Company for a 12-month period for an amount not to exceed $150. During the year ended December 31, 2024, the Company incurred $102 pursuant to this consulting agreement.

During the year ended December 31, 2024, the Company sold $86 in products to a customer whose Chief Executive Officer is a member of the Company’s Board of Directors.

During the year ended December 31, 2024, the Company sold less than $1 in products to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.

There were no related party transactions for the year ended December 31, 2023, and no related party receivables or payables as of December 31, 2024 and 2023.

10.	Segment Reporting

The Company has one reportable segment, cell engineering technology. The cell engineering technology segment generates revenue principally from the sale of instruments and PAs and consumables, and research and clinical license fees to the Company’s customers, as well as program-related revenues as our SPL customers achieve development and regulatory milestones. The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer, Chief Financial Officer, and Chief Commercial Officer. The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net income and core revenues. Core revenue includes sales instruments, PAs and consumables, as well as fees from research and clinical licenses, while non-core revenue relates to SPL program-related revenue. We recognize both core and non-core revenue in accordance with U.S. GAAP. The CODM used net income to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions. The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net income (loss):

	Year Ended December 31,
	2024	2023
Core revenue	$32,512	$29,823
Non-core revenue	6,115	11,465
Total Revenue	38,627	41,288
Cost of goods sold	7,100	4,742
Gross profit	31,527	36,546

Expenses:
Research and development	19,264	19,204
Sales and marketing	23,741	23,723
General and administrative	22,493	23,954
Depreciation and amortization	4,143	3,985
Stock-based compensation	13,083	13,979
Total operating expenses	82,724	84,845

Other income	10,142	10,376

Net loss	$(41,055)	$(37,923)

Revenue by geographic location is provided below. Other than the United States, no jurisdiction accounted for greater than 10% of the Company’s revenues for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Revenue
Inside the United States	$25,768	$32,420
Outside the United States	12,859	8,868
Total Revenue	$38,627	$41,288

As of December 31, 2024, and 2023, substantially all of the Company’s assets were located in the United States.

11.	Subsequent Events

On January 29, 2025, the Company completed an acquisition of SeQure Dx Inc., a Delaware corporation (“SeQure”), a market leader of on-target and off-target editing assessment services for cell and gene therapies.  The Company paid a total initial consideration of $4,500 at closing in cash for the entire issued share capital of SeQure.  An additional amount, that will not exceed $2,500, may be paid in cash contingent consideration if SeQure exceeds certain revenue targets for the years ended December 31 2025 and 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2024, at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 10, 2025, the Board approved, at the recommendation of the Compensation Committee, and the Company entered into, an amendment and restatement to that certain Severance Agreement, dated March 27, 2023 (the “Initial CFO Severance Agreement”), of Douglas Swirsky, its Chief Financial Officer (the “The CFO Severance Agreement Amendment”). The CFO Severance Agreement Amendment revises the Initial CFO Severance Agreement to provide for: (i) acceleration of vesting of Mr. Swirsky’s issued and outstanding equity awards in the event of a Change of Control Event (as defined in the CFO Severance Agreement Amendment), subject to certain conditions in connection with performance-based awards and (ii) payment in twelve installments of a severance amount in the event of a Non-CoC Triggering Event (as defined in the CFO Severance Agreement Amendment). The CFO Severance Agreement Amendment further requires Mr. Swirsky to provide a customary release of claims against the Company related to any rights or obligations under the Initial CFO Severance Agreement.

The foregoing description of the CFO Severance Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the CFO Severance Agreement Amendment. The CFO Severance Agreement Amendment is attached hereto as Exhibit 10.18,and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (included disclosure regarding the Company’s insider trading policies) is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

(3) List of Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
4.1	Description of Certain of Registrant's Securities.	10-K	001-40674	4.1	March 22, 2022
10.1#	MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.1	July 26, 2021
10.2#	Form of New Hire Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.2	July 26, 2021
10.3#	Form of Performance Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.3	July 26, 2021
10.4#	Form of Director Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.4	July 26, 2021
10.5#	MaxCyte, Inc. Inducement Plan.	10-K	001-40674	10.5	March 22, 2022
10.6#	MaxCyte, Inc. Form of Stock Option Grant Notice (2021 Inducement Plan), dated as of January 1, 2022.	10-Q	001-40674	10.4	August 10, 2022
10.7#	Form of 2022 Employee Stock Purchase Plan.	S-8	333-266133	99.2	July 14, 2022
10.8#	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.	S-1/A	333-257810	10.8	July 26, 2021
10.9#	MaxCyte, Inc. 2022 Equity Incentive Plan.	8-K	001-40674	10.1	June 30, 2022
10.10#	MaxCyte, Inc. Form of RSU Award Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.5	August 10, 2022
10.11#	MaxCyte, Inc. Form of Stock Option Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.6	August 10, 2022

10.12	Deed of Lease, dated as of May 27, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.16	March 15, 2023
10.13	Amendment to Deed of Lease, dated as of November 16, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.17	March 15, 2023
10.14	Amendment and Restatement of the MaxCyte 2022 Equity Incentive Plan	8-K	001-40674	10.1	June 23, 2023
10.15#	Promotion Letter, dated as of December 11, 2023, by and between the Registrant and Maher Masoud	10-K	001-40674	10.21	March 12, 2024
10.16#	Severance Agreement, dated as of March 10, 2023, by and between the Registrant and Cenk Sumen	8-K	001-40674	10.1	January 26, 2024
10.17	Amendment and Restatement of the MaxCyte 2022 Equity Incentive Plan	8-K	001-40674	10.1	June 12, 2024
10.18#*	Amended and Restated Severance Agreement, dated as of March 10, 2025, by and between Douglas J. Swirsky, and the Registrant.
19.1*	Corporate Disclosure Policy of MaxCyte, Inc.
19.2*	Share dealing code of MaxCyte, Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained on the signature page to this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Amended and Restated Incentive Compensation Recoupment Policy of the Registrant	10-K	001-40674	97	March 12, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte Inc.

Date: March 11, 2025	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer
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

Signature	Title	Date

/s/ Maher Masoud	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Maher Masoud

/s/ Douglas Swirsky	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025
Douglas Swirsky

/s/ Richard Douglas	Chairman of the Board of Directors	March 11, 2025
Richard Douglas, PhD

/s/ Yasir Al-Wakeel	Director	March 11, 2025
Yasir Al-Wakeel, BM BCh

/s/ Patrick J. Balthrop, Sr.	Director	March 11, 2025
Patrick J. Balthrop, Sr.

/s/ Will Brooke	Director	March 11, 2025
Will Brooke

/s/ Stanley C. Erck	Director	March 11, 2025
Stanley C. Erck

/s/ Rekha Hemrajani	Director	March 11, 2025
Rekha Hemrajani

/s/ John Johnston	Director	March 11, 2025
John Johnston

/s/ Cynthia Collins	Director	March 11, 2025
Cynthia Collins