Form 10-Q
period 2025-03-31
MAXCYTE, INC.
filed 2025-05-08
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the registrant had 106,318,532 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$23,385	$27,884
Short-term investments, at amortized cost	114,885	126,598
Accounts receivable, net	5,525	4,682
Inventory	8,274	8,914
Prepaid expenses and other current assets	3,679	3,606
Total current assets	155,748	171,684

Investments, non-current, at amortized cost	36,423	35,781
Property and equipment, net	19,921	19,707
Right-of-use asset - operating leases	11,541	10,766
Goodwill	3,919	—
Intangible assets, net	498	—
Other assets	1,911	1,532
Total assets	$229,961	$239,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,279	$1,358
Accrued expenses and other	5,033	8,302
Operating lease liability, current	1,276	864
Deferred revenue, current portion	4,145	5,251
Total current liabilities	12,733	15,775

Operating lease liability, net of current portion	17,546	17,170
Other liabilities	270	274
Total liabilities	30,549	33,219

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 106,313,718 and 105,711,093 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,063	1,057
Additional paid-in capital	425,463	422,047
Accumulated deficit	(227,114)	(216,853)
Total stockholders’ equity	199,412	206,251
Total liabilities and stockholders’ equity	$229,961	$239,470

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$10,390	$11,342
Cost of goods sold	1,497	1,403
Gross profit	8,893	9,939

Operating expenses:
Research and development	5,903	6,678
Sales and marketing	5,698	7,365
General and administrative	8,526	7,103
Depreciation and amortization	1,061	1,068
Total operating expenses	21,188	22,214
Operating loss	(12,295)	(12,275)

Other income:
Interest income	2,034	2,749
Total other income	2,034	2,749
Loss before income taxes	(10,261)	(9,526)
Provision for income taxes	—	—
Net loss	$(10,261)	$(9,526)
Basic and diluted net loss per share	$(0.10)	$(0.09)
Weighted-average shares outstanding, basic and diluted	105,950,480	104,089,758

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	$1,044	$410,639	$(185,324)	$226,359

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	3,039
Exercise of stock options	290,993	3	380	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—
Net loss	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	$1,063	$425,463	$(227,114)	$199,412

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,261)	$(9,526)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096	1,111
Lease right-of-use asset amortization	181	116
Net book value of consigned equipment sold	—	11
Loss on disposal of property and equipment	47	—
Stock-based compensation	3,039	3,015
Credit loss recovery	—	130
Change in excess/obsolete inventory reserve	65	—
Amortization of discounts on investments	(884)	(1,983)

Changes in operating assets and liabilities:
Accounts receivable	(839)	(343)
Inventory	531	169
Prepaid expense and other current assets	65	689
Other assets	(254)	33
Accounts payable, accrued expenses and other	(5,589)	(3,286)
Operating lease liability	(278)	(103)
Deferred revenue	(1,326)	(593)
Other liabilities	(4)	(4)
Net cash used in operating activities	(14,411)	(10,564)

Cash flows from investing activities:
Purchases of investments	(34,645)	(48,042)
Maturities of investments	46,600	34,450
Purchases of property and equipment	(653)	(804)
Acquisition of business, net of cash acquired of $541	(1,773)	—
Net cash provided by (used in) investing activities	9,529	(14,396)

Cash flows from financing activities:
Proceeds from exercise of stock options	383	703
Net cash provided by financing activities	383	703
Net decrease in cash and cash equivalents	(4,499)	(24,257)
Cash and cash equivalents, beginning of period	27,884	46,506
Cash and cash equivalents, end of period	$23,385	$22,249

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$16

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

MaxCyte is a global life sciences company focused on advancing the discovery, development, and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene gene-editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology, sells its related processing assemblies (“PAs”) and consumables, and provides on target and off-target gene-editing assessment services (“Assay Service Revenue”) for cell and gene therapies to developers of cell therapies and pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of both normal recurring adjustments, and adjustments for material unusual or infrequently occurring transactions or events, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company recorded material accounting entries in the interim period ended March 31, 2025 for the preliminary purchase accounting for SeQure, Dx Inc. (“SeQure”) described in Note 8. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K and have not materially changed during the three months ended March 31, 2025.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeQure and CCTI, Inc. All significant intercompany balances have been eliminated in consolidation.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended March 31, 2025, one customer represented 29% of revenue, and another customer represented 14% of revenue.  During the three months ended March 31, 2024, one customer represented 23% of revenue and another customer represented 18% of revenue. As of March 31, 2025, one customer accounted for 13% of accounts receivable, and another customer accounted for 11% of accounts receivable.  As of December 31, 2024, one customer accounted for 25% of accounts receivable and another customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended March 31, 2025, 22% of the Company’s additions to inventory were from one supplier. During the three months ended March 31, 2024, 30% of the Company’s additions to inventory were from one supplier.  As of March 31, 2025 and December 31, 2024, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company determined that no allowance was necessary as of March 31, 2025 and December 31, 2024.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with definite lives are amortized over their useful lives using the straight-line method.  The useful lives of the Company’s Intangible assets range from seven to ten years.  Intangible assets with indefinite lives, including goodwill, are not amortized but subject to annual impairment testing.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, which we perform in the third quarter, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $19 and $33 in foreign currency transaction losses for the three months ended March 31, 2025 and 2024, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 18.7 million for the three months ended March 31, 2025 and 17.9 million for the months ended March 31, 2024.

Recent Accounting Pronouncements

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

3.    Revenue

Revenue is principally from the sale of instruments, PAs and consumables, Assay Services, and extended warranties and from our license agreements, which also include customer-specific milestone payments and royalty fees based on certain sales made by the customer. In some arrangements, product and services have been sold together representing distinct performance obligations. In these arrangements the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments and PAs and consumables is generally recognized at the time of shipment to the customer, provided that no significant vendor obligations remain and collectability is reasonably assured. Revenue from licenses of functional intellectual property are recognized at a point in time upon the granting of the license or when a related sales royalty is achieved, and is included in revenue from contracts with customers. Revenue from licenses of symbolic intellectual property is recognized ratably over the license term. Some of these licensing arrangements include provisions for milestone payments to the Company, if the customer accomplishes certain precommercial milestones in addition to the license of instrument and intellectual property. We refer to such licenses arrangements as strategic platform licenses (“SPLs”). We do not recognize revenue for the milestone provisions at the time of entering into an SPL agreement, since each milestone stream of revenue is considered variable consideration that is highly uncertain and susceptible to factors outside our influence. We recognize the amount of revenue related to each milestone only at the time our customer achieves the milestone or sales royalties are achieved by a customer and is included in revenue from lease elements under ASC 842, Leases. Revenue for Assay Service and other service revenue is recognized when services have been provided.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended March 31, 2025

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$5,316	$—	$5,316
Licenses	30	4,647	4,677
Assay and other service revenue	397	—	397
Total	$5,743	$4,647	$10,390

	Three months ended March 31, 2024

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$5,361	$—	$5,361
Licenses	—	5,758	5,758
Other service revenue	223	—	223
Total	$5,584	$5,758	$11,342

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $4,415 and $5,525 as of March 31, 2025 and December 31, 2024,

respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $2,374 and $2,254 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of March 31, 2025 was $359, of which the Company expects to recognize $89 in one year or less, $89 in one to two years, $29 in two to three years, and $152 thereafter.

For the three months ended March 31, 2025 and 2024, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the three months ended March 31, 2025, the Company issued 290,993 shares of common stock as a result of stock option exercises, receiving gross proceeds of $383, issued 311,632 shares from the vesting of restricted stock units.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards, in each case, to employees, officers, and directors of the Company and to other individuals as determined by the Board of Directors of the Company.

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

In May 2022, the Board of Directors adopted, and in June 2022, the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, no additional awards can be granted under the 2016 Plan or the Inducement Plan, but all outstanding awards will continue to remain subject to the terms of the applicable plan.

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meeting of Stockholders held on June 22, 2023, the Company’s stockholders approved an increase by 6,069,000 in the maximum number of shares of common stock to be authorized under the 2022 Plan.  At the Company’s Annual Meeting of Stockholders held on June 11, 2024, the Company’s stockholders approved to increase by 2,300,000 the maximum number of shares of common stock authorized to be issued under the 2022 Plan.

At March 31, 2025 and December 31, 2024, there were 3,614,500 and 6,946,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At March 31, 2025, total unrecognized compensation expense was $22,171, which will be recognized over an estimated weighted-average period of 2.7 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended March 31, 2025 and 2024 was estimated to be $1.93 and $2.23, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended March 31, 2025 and 2024 was estimated to be $3.49 and $4.36 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the three months ended March 31, 2025 and 2024, the Company awarded 554,938 and 550,838 PSUs, respectively, to certain members of management including executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December 31, 2027 for the PSUs awarded during the three months ended March 31, 2025 and through December 31, 2026 for the PSUs awarded during the three months ended March 31, 2024.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the three months ended March 31, 2025 and 2024 was estimated to be $3.29 and $4.31 per PSU, respectively.  As of March 31, 2025, the Company determined that it was probable that all grants will vest at 100% of the target number of PSUs.  Stock-based compensation expense for the PSUs was $345 and $197 for the three months ended March 31, 2025 and 2024, respectively.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
General and administrative	$1,816	$1,680
Sales and marketing	590	626
Research and development	633	709
Total	$3,039	$3,015

5. Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	March 31,	December 31,
	2025	2024
Raw materials inventory	$4,468	$4,717
Finished goods inventory	3,607	3,927
Work in progress	199	270
Total inventory	$8,274	$8,914

The Company reserved $1,219 and $1,718 in inventory allowance as of March 31, 2025 and December 31, 2024, respectively.

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Leasehold improvements	$14,766	$14,727
Furniture and equipment	13,647	11,946
Internal-use software	4,629	4,349
Instruments	2,018	2,005
Construction in process	481	272
Accumulated depreciation and amortization	(15,620)	(13,592)
Property and equipment, net	$19,921	$19,707

During the three months ended March 31, 2025 and 2024, the Company transferred $44 and $100, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended March 31, 2025 and 2024, the Company incurred depreciation and amortization expense of $1,096 and $1,111, respectively.

Intangible Assets and Goodwill

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  Intangible assets with indefinite lives, including goodwill, are not amortized but subject to annual impairment testing.  The Company recorded no impairment for the three months ended March 31, 2025 and 2024.

Intangible assets with finite lives as of March 31, 2025, consist of the following, which have been estimated on a preliminary basis and result from the acquisition of SeQure discussed in Note 8:

		Gross	Accumulated	Net
	Weighted Average Life	Carrying Amount	Amortization	Carrying Amount
Developed technology	10 years	$360	$(6)	$354
Trade names	8 years	79	(2)	77
Customer relationships	7 years	69	(2)	67
Total intangible assets		$508	$(10)	$498

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three months ended March 31, 2025 and 2024.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of March 31, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$20,763	$—	$—	$20,763
Commercial paper	Short-term investments	30,617	3	(6)	30,614
U.S. Treasury securities and government agency bonds	Short-term investments	65,784	121	(5)	65,900
Corporate debt	Short-term investments	18,484	18	(2)	18,500
Corporate debt	Long-term investments	6,877	3	—	6,880
U.S. Treasury securities and government agency bonds	Long-term investments	29,546	107	(20)	29,633
Total cash equivalents, short-term investments and long-term investments		$172,071	$252	$(33)	$172,290

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$19,759	$—	$—	$19,759
Commercial paper	Cash equivalents	5,959	1	—	5,960
Commercial paper	Short-term investments	47,907	28	(8)	47,927
U.S. Treasury securities and government agency bonds	Short‑term investments	64,193	135	(4)	64,324
Corporate debt	Short‑term investments	14,498	29	(6)	14,521
U.S. Treasury securities and government agency bonds	Long-term investments	35,781	106	(68)	35,819
Total cash equivalents, short-term investments and long-term investments		$188,097	$299	$(86)	$188,310

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 8, the Company acquired SeQure on January 29, 2025.  The acquisition included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets over the next two years.  The fair value of the contingent consideration was estimated to be of de minimis value on the acquisition date, using an income approach, which considers the expected future cash flows under the agreement.  There was no change in the fair value of contingent consideration between the acquisition date and March 31, 2025.  Contingent consideration is classified within Level 3 of the Fair Value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three months ended March 31, 2025 and 2024.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended March 31, 2025 and 2024, the Company paid $541 and $428, respectively, in rent on the Headquarters Lease.

Upon the acquisition of SeQure, the Company assumed SeQure’s headquarters lease (the “SeQure Lease”) consisting of an operating lease agreement, as amended, for office and laboratory space.  The lease term expires on December 31, 2027. Under the Headquarters Lease, the Company has one five-year option to extend the term of the lease. However, the Company is not reasonably certain to exercise this option. During the three months ended March 31, 2025, the Company paid $67 included in rent on the SeQure Lease.

The Company had no finance leases as of March 31, 2025 and December 31, 2024.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost	$510	$441
Short-term lease cost	3	10
Variable lease cost	285	298
Total lease cost	$798	$749

	As of March 31,	As of December 31,
	2025	2024
Operating leases
Assets
Right-of-use asset - operating leases	$11,541	$10,766
Liabilities
Operating lease liability, current	$1,276	$864
Operating lease liabilities, net of current portion	17,546	17,170
Total operating lease liabilities	$18,822	$18,034
Other information
Weighted-average remaining lease term (in years)	10.0	10.7
Weighted-average incremental borrowing rate	7.1%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of March 31, 2025:

Operating Leases
Remainder of 2025	$1,858
2026	2,639
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031 and thereafter	12,304
Total undiscounted lease payments	26,700
Discount factor	(7,878)
Present value of lease liabilities	$18,822

8.  Business Combination

On January 29, 2025, the Company acquired 100% of the voting interests in SeQure Inc., a provider of on-target and off-target  gene-editing assessment services for cell and gene therapies.  This strategic acquisition strengthens the Company’s ability to serve ex-vivo and in-vivo cell and gene therapy developers with an innovative suite of tools and services spanning early research and development through clinical development and commercialization. By integrating SeQure into the Company, the Company will expand its service offerings and leverage its commercial and field application scientist teams to work with developers earlier in their research processes.  The preliminary purchase price was $2,314, substantially consisting of cash paid at closing. The Company’s payment of $2,356 at closing in transaction costs and payables on behalf of SeQure were excluded from the purchase price and recorded as assumed expenses in the preliminary purchase price allocation below.  Contingent consideration will be paid to former holders of convertible promissory notes if SeQure exceeds certain revenue targets for the years ending December 31, 2025 and 2026. The Company determined that the fair value of the contingent consideration was de minimis at the time of acquisition, and therefore, attributed none of the preliminary purchase price to the contingent consideration.  The maximum amount of potential contingent consideration that could be paid is $2,500.

The major classes of assets and liabilities to which we have allocated the purchase price are as follows:

Cash and cash equivalents	$541
Prepaid expenses and other current assets	142
Property and equipment, net	747
Right-of-use asset - operating leases	956
Goodwill	3,919
Intangible assets, net	508
Other assets	125
Accounts payable, accrued expenses and deferred revenue	(3,558)
Operating lease liability, current	(385)
Operating lease liability, net of current portion	(681)
Total allocated purchase price	$2,314

See Note 5 for the purchase price allocated on a preliminary basis to specific intangible assets.

The purchase price allocation presented above is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, and residual goodwill. Goodwill includes an assembled workforce and technological synergies with the Company’s current offerings and know-how that does not qualify for separate intangible recognition under US GAAP. The Company has not concluded whether the goodwill recognized in this transaction will be deductible for tax purposes, and has not yet finalized its analysis and has not recorded any tax accounts in preliminary allocation above. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The Company incurred approximately $915 in transaction expenses related to the acquisition of SeQure which is included in general and administrative expenses in the Company’s statement of operations for the three months ended March 31, 2025.

The financial results of SeQure have been included in the Company’s consolidated financial statements since the date of acquisition.  The Company’s consolidated statement of operations includes revenue and net loss of $172 and $1,064, respectively, attributable to SeQure for the three months ended March 31, 2025.

The following are supplemental pro forma consolidated financial results of the Company, if the acquisition of SeQure had been consummated on January 1, 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$10,410	$11,831
Operating loss	$(12,957)	$(14,118)
Net loss	$(10,923)	$(11,369)
Basic and diluted loss per share	$(0.10)	$(0.11)

The pro-forma operating loss for the three months ended March 31, 2025 includes non-recurring charges of approximately $915 for the Company’s transaction expenses and $1,669 for SeQure’s acquisition-related expenses, which were actually incurred in the three months ended March 31, 2025.

T

9.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments and PAs and consumables to the Company’s customers, and research and clinical license fees, as well as program-related revenues which consist of revenues earned when the Company’s SPL customers achieve development and regulatory milestones and sales royalties.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer, Chief Financial Officer, and Chief Commercial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net income and core revenues.  Core revenue includes instrument sales, PAs and consumables, as well as fees from research and clinical licenses, and functional licenses, while non-core revenue consists of  SPL program-related revenue.  We recognize both core and non-core revenue in accordance with U.S. GAAP.  The CODM used net income to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation.  The measure of segment assets is reported on the balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net income (loss):

	Three Months Ended March 31,
	2025	2024
Core revenue	$8,243	$8,188
Non-core revenue	2,147	3,154
Total Revenue	10,390	11,342
Cost of goods sold	1,497	1,403
Gross profit	8,893	9,939

Expenses:
Research and development	5,270	5,969
Sales and marketing	5,108	6,739
General and administrative	6,710	5,423
Depreciation and amortization	1,061	1,068
Stock-based compensation	3,039	3,015
Total operating expenses	21,188	22,214

Other income	2,034	2,749

Net loss	$(10,261)	$(9,526)

Revenue by geographic location is provided below.  Other than the United States, no jurisdiction accounted for greater than 10% of the Company’s revenues for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Revenue
Inside the United States	$8,034	$8,018
Outside the United States	2,356	3,324
Total Revenue	$10,390	$11,342

As of March 31, 2025, and December 31, 2024, substantially all of the Company’s assets were located in the United States.

10.	Related Party Transaction

During the three months ended March 31, 2025, the Company sold $2 in products to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025, (the “2024 Form 10-K”), as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the “Risk Factors” section contained in the 2024 Form 10-K and other information provided from time to time in our other filings with the SEC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expected future growth and the success of our business model;

•the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);

•	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
•	the market acceptance and demand for our technology and products, including in the cell therapeutics and bioprocessing application markets;

•the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;

•our ability to expand our customer base and enter into additional SPL partnerships;

•	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
•	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene-editing manipulation technologies;
•	our expectation that our partners will have access to capital markets to develop and commercialize their cell therapy programs;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in the 2024 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 29 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2024 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $10.4 million and incurred a net loss of $10.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $227.1 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including growing our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In January 2025, we acquired SeQure Dx, (“SeQure”) a provider of on-target and off-target editing assessment services for cell and gene therapies.  We expect that this acquisition will strengthen our ability to serve ex vivo and in vivo cell and gene therapy developers with an innovative suite of tools and services spanning early R&D through clinical development and commercialization. We anticipate that successful integration of SeQure into our Company (which is not guaranteed) will allow us to expand our service offerings for our partners and leverage our commercial and field application scientist teams to work with developers earlier in their research processes. See Note 8 – Business Combination in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

We have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail under the caption “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In the first quarter of 2025, we signed an  SPL agreement with a new partner, TG Therapeutics. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)

Total revenue	$10,390	$11,342
Cost of goods sold	1,497	1,403
Gross profit	8,893	9,939
Operating expenses
Research and development	5,903	6,678
Sales and marketing	5,698	7,365
General and administrative	8,526	7,103
Depreciation and amortization	1,061	1,068
Total operating expenses	21,188	22,214
Operating loss	(12,295)	(12,275)
Other income
Interest income	2,034	2,749
Total other income	2,034	2,749
Net loss	$(10,261)	$(9,526)

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and consumables as well as from licenses and service offerings to our customers. Our SPL agreements also include associated clinical progress milestones and sales-based payments to us, in addition to annual license payments.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL agreements, we separately analyze our core revenue and our performance-based milestone revenues we recognize under our SPL agreements. Core revenue includes instrument sales, PAs and consumables, research and clinical licenses, and assay services, while non-core revenue relates to SPL program-related revenue. We recognize both core and non-core revenue in accordance with generally accepted accounting principles in the United States. (“US GAAP”).

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,444	$1,928	$(484)	(25%)
PA revenue	3,871	3,432	439	13%
License revenue	2,531	2,604	(73)	(3%)
Assay service revenue	142	—	142	-
Other revenue	255	224	31	14%
Total core revenue	8,243	8,188	55	1%
SPL Program-related	2,147	3,154	(1,007)	(32%)
Total revenue	$10,390	$11,342	$(952)	(8%)

Total revenue for the three months ended March 31, 2025 was $10.4 million, a decrease of $0.9 million, or 8%, compared to $11.3 million during the three months ended March 31, 2024.  The decrease was primarily driven by a decrease in program-related revenue and instrument revenue, offset by an increase in PA revenue in the amounts shown in the table above.

Total core revenue for the three months ended March 31, 2025 was $8.2 million, an increase of $55,000, or 1%, compared to the three months ended March 31, 2024.  Our overall increase in core revenue was primarily driven by increases in PA revenue of $0.4 million and assay service revenue of $.1 million, offset by a decrease in instrument sales of $0.5 million.

The $1.0 million decrease in program-related revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

We expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and license and PA sales and also as the percentage of our installed base that are under SPL license agreements increases. We expect revenue from PA and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well-positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress, and our dependence on the program decisions of our partners.

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

During the three months ended March 31, 2025, gross margin was 86% compared to 88% for the three months ended March 31, 2024.  The decrease in gross margin was primarily due to a decrease in program-related revenue.

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,497	$1,403	$94	7%
Gross profit	$8,893	$9,939	$(1,046)	(11%)
Gross margin	86%	88%

Cost of goods sold increased by $0.1 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by increases in disposable sales and assay services.

Gross profit decreased by $1.0 million, or 11%, for the three months ended March 31, 2025 compared to the three months ended March, 2024. The decrease was primarily driven by the decrease in program-related revenue.

We expect that our cost of goods sold will generally increase or decrease modestly as our instrument, PA and assay service revenue increases or decreases. We expect our gross margin to benefit from realization of program-related revenue from our SPL agreements, to the extent that such revenue grows to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$5,903	$6,678	($775)	(12)%

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

Research and development expenses decreased by $0.8 million, or 12%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.  The decrease was primarily driven by a $0.5 million decrease in compensation expense primarily due to one-time severance charge during the three months ended March 31, 2024, and a $0.4 million decrease in lab expense, offset by a $0.2 million increase in engineering expenses, both due to timing of expenses.

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

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$5,698	$7,365	$(1,667)	(23)%

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $1.7 million, or 23%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by a $1.1 million decrease in compensation expenses due to a reduction in headcount during the three months ended March 31, 2025 and one-time severance changes during the three months ended March 31, 2024, a $0.4 million decrease in professional fees due to timing of expenses, and a $0.2 million decrease in travel expense, commensurate with the reduction in headcount.

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

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$8,526	$7,103	$1,423	20%

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

General and administrative increased $1.4 million, or 20% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by a $0.7 million increase in legal expense, and a $0.5 million increase in professional fees, both related to additional expenses incurred to complete the acquisition of SeQure, a $0.1 million increase in stock-based compensation, and a $0.1 million increase in compensation expense.

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

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,061	$1,068	$(7)	(1)%

Depreciation and amortization expense decreased by 7,000, or 2% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Interest Income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$2,034	$2,749	$(715)	(26)%

Interest income represents interest on our cash balances and investments, Interest income decreased $0.7 million, or 26% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended March 31, 2025.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three months ended March 31, 2025, we incurred a net loss of $10.3 million. As of March 31, 2025, we had an accumulated deficit of $227.1 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

We expect to incur near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and internally generated cash flows will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date these consolidated financial statements have been issued.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(14,411)	$(10,564)
Investing activities	9,529	(14,396)
Financing activities	383	703
Net decrease in cash and cash equivalents	$(4,499)	$(24,257)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $14.4 million, and consisted primarily of our net loss of $10.3 million, which was offset in part by net non-cash expenses of $3.5 million.  Net non-cash expenses include stock-based compensation of $3.0 million, depreciation and amortization expenses of $1.1 million, and an aggregate $0.3 million in other non-cash charges offset by amortization of discounts on investments of $0.9 million. We also had net cash outflows of $7.8 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $5.6. million due to timing considerations, a decrease in deferred revenue of $1.3 million, an increase in accounts receivable of $0.8 million, a decrease in operating lease liabilities of $0.3 million, and an increase in other assets of $0.3 million, offset by decreases in inventory and prepaid expenses and other current assets of $0.5 million and $0.1 million, respectively.

Net cash used in operating activities for the three months ended March 31, 2024 was $10.6 million, and consisted primarily of our net loss of $9.5 million, offset in part by net non-cash expenses of $2.4 million, including stock-based compensation of $3.0 million, depreciation and amortization expenses of $1.1 million, aggregate other non-cash charges of $0.3 million, offset by amortization of discounts on investments of $2.0 million. We also had net cash outflows of $3.4 million due to changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.3 million due to timing considerations, a decrease in deferred revenue of $0.6 million, an increase in accounts receivable of $0.3. million and a decrease in operating lease liabilities of $0.1 million, offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in inventory of $0.2 million.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $9.5 million, which was primarily attributable to maturities of investments of $46.6 million, offset by purchases of investments of $34.6 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $0.7 million.

Net cash used in investing activities during the three months ended March 31, 2024 was $14.4 million, which was primarily due to purchases of investments of $48.0 million and purchases of property and equipment of $0.8 million, offset by maturities of investments of $34.4 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 and 2024 was $0.4 million and $0.7 million, respectively, from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2025 consisted exclusively of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease was $25.6 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which term expires December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease was $1.1 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the years ending December 31, 2025 and December 31, 2026.  Our current estimate is that the contingent consideration to be of de minimis value as of March 31, 2025 and therefore, a liability was not recorded.

We had no debt obligations as of March 31, 2025 and December 31, 2024.

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

There have been no material changes, except as described below to our critical accounting estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the 2024 Form 10-K.

Business Combination Accounting-Developed Technology

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of intangible assets, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates affect the amount of consideration that is allocable to assets and liabilities acquired in the business acquisition.  The Company recorded $360,000 in developed technology upon the acquisition of SeQure.

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

We will remain an EGC until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our IPO in the U.S.; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year. The Company expects to retain its emerging growth company (“EGC”) status through the last day of the fiscal year following the fifth anniversary of the first sale of its registered common equity, that is, through December 31, 2026.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” and elsewhere in the 2024 Form 10-K. There have been no material changes to the risk factors set forth in that report.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Consulting Agreement, dated February 1, 2025, between Ross Squared Consulting, LLC and the Registrant.
10.2	Severance Agreement, dated as of July 1, 2024, by and between the Ali Soleymannezhad and the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: May 8, 2025	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)