Form 10-Q
period 2025-06-30
MAXCYTE, INC.
filed 2025-08-06
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the registrant had 106,606,648 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,225	$27,884
Short-term investments, at amortized cost	111,337	126,598
Accounts receivable, net	5,753	4,682
Inventory	7,933	8,914
Prepaid expenses and other current assets	2,971	3,606
Total current assets	143,219	171,684

Investments, non-current, at amortized cost	38,600	35,781
Property and equipment, net	19,404	19,707
Right-of-use asset - operating leases	11,344	10,766
Goodwill	3,748	—
Intangible assets, net	638	—
Other assets	2,797	1,532
Total assets	$219,750	$239,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,210	$1,358
Accrued expenses and other	6,397	8,302
Operating lease liability, current	1,308	864
Deferred revenue, current portion	2,640	5,251
Total current liabilities	11,555	15,775

Operating lease liability, net of current portion	17,199	17,170
Contingent consideration	25	—
Other liabilities	248	274
Total liabilities	29,027	33,219

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 106,592,139 and 105,711,093 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,066	1,057
Additional paid-in capital	429,128	422,047
Accumulated deficit	(239,471)	(216,853)
Total stockholders’ equity	190,723	206,251
Total liabilities and stockholders’ equity	$219,750	$239,470

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,507	$10,429	$18,897	$21,770
Cost of goods sold	1,519	1,488	3,016	2,891
Gross profit	6,988	8,941	15,881	18,879

Operating expenses:
Research and development	6,269	5,619	12,172	12,297
Sales and marketing	5,786	6,617	11,484	13,981
General and administrative	8,080	7,639	16,606	14,742
Depreciation and amortization	1,080	1,034	2,141	2,102
Total operating expenses	21,215	20,909	42,403	43,122
Operating loss	(14,227)	(11,968)	(26,522)	(24,243)

Other income:
Interest income	1,870	2,593	3,904	5,342
Total other income	1,870	2,593	3,904	5,342
Loss before income taxes	(12,357)	(9,375)	(22,618)	(18,901)
Provision for income taxes	—	—	—	—
Net loss	$(12,357)	$(9,375)	$(22,618)	$(18,901)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.21)	$(0.18)
Weighted-average shares outstanding, basic and diluted	106,403,540	104,639,239	106,178,262	104,364,498

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	1,044	410,639	(185,324)	226,359
Stock-based compensation expense	—	—	3,564	—	3,564
Exercise of stock options	335,837	3	445	—	448
Vesting of restricted stock units	13,966	—	—	—	—
Issuance of common stock under employee stock purchase plan	69,210	1	264	—	265
Net loss	—	—	—	(9,375)	(9,375)
Balance at June 30, 2024	104,824,124	$1,048	$414,912	$(194,699)	$221,261

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	3,039
Exercise of stock options	290,993	3	380	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—
Net loss	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	1,063	425,463	(227,114)	199,412
Stock-based compensation expense	—	—	3,514	—	3,514
Exercise of stock options	18,542	—	20	—	20
Vesting of restricted stock units	191,700	2	(2)	—	—
Issuance of common stock under employee stock purchase plan	68,179	1	133	—	134
Net loss	—	—	—	(12,357)	(12,357)
Balance at June 30, 2025	106,592,139	$1,066	$429,128	$(239,471)	$190,723

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,618)	$(18,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,196	2,192
Lease right-of-use asset amortization	378	233
Net book value of consigned equipment sold	55	21
Loss on disposal of property and equipment	113	361
Stock-based compensation	6,553	6,579
Credit loss expense (recovery)	10	(130)
Change in excess/obsolete inventory reserve	165	137
Amortization of discounts on investments	(1,635)	(3,665)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,077)	1,327
Inventory	754	833
Prepaid expense and other current assets	773	1,322
Other assets	(1,140)	(321)
Accounts payable, accrued expenses and other	(5,340)	(3,497)
Operating lease liability	(593)	(215)
Deferred revenue	(2,831)	(1,701)
Other liabilities	(26)	27
Net cash used in operating activities	(24,263)	(15,398)

Cash flows from investing activities:
Purchases of investments	(63,523)	(79,353)
Maturities of investments	77,600	85,440
Purchases of property and equipment	(1,237)	(1,098)
Acquisition of business, net of cash acquired of $541	(1,773)	—
Net cash provided by investing activities	11,067	4,989

Cash flows from financing activities:
Proceeds from exercise of stock options	403	1,151
Proceeds from issuance of common stock under employee stock purchase plan	134	265
Net cash provided by financing activities	537	1,416
Net decrease in cash and cash equivalents	(12,659)	(8,993)
Cash and cash equivalents, beginning of period	27,884	46,506
Cash and cash equivalents, end of period	$15,225	$37,513

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$91	$80

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of both normal recurring adjustments, and adjustments for material unusual or infrequently occurring transactions or events, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company recorded material accounting entries in the interim period ended June 30, 2025 for the preliminary purchase accounting for SeQure Dx Inc. (“SeQure”) described in Note 8. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K and have not materially changed during the three and six months ended June 30, 2025.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended June 30, 2025, one customer represented 25% of revenue, and another customer represented 15% of revenue.  During the three months ended June 30, 2024, one customer represented 18% of revenue and another customer represented 14% of revenue.  During the six months ended June 30, 2025, one customer represented 27% of revenue.  During the six months ended June 30, 2024, one customer represented 18% of revenue and another customer represented 14% of revenue.  As of June 30, 2025, one customer accounted for 11% of accounts receivable.  As of December 31, 2024, one customer accounted for 25% of accounts receivable and another customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and six months ended June 30, 2025, 11% and 15%, respectively, of the Company’s additions to inventory were from one supplier. During the three and six months ended June 30, 2024, 21% and 27%, respectively of the Company’s additions to inventory were from one supplier.  As of June 30, 2025, one supplier accounted for 12% of accounts payable. At December 31, 2024, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company recorded an allowance for expected credit losses of $10 at June 30, 2025.  The Company determined that no allowance was necessary as of December 31, 2024.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with definite lives are amortized over their useful lives using the straight-line method.  The useful lives of the Company’s Intangible assets range from seven to 15 years.  Intangible assets with indefinite lives, including goodwill, are not amortized but subject to annual impairment testing.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $26 in foreign currency gains and $27 in foreign currency transaction losses for the three months ended June 30, 2025 and 2024, respectively, and $7 in foreign currency gains and $60 in foreign currency transaction losses for the six months ended June 30, 2025 and 2024, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares of underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 19.5 million for the three and six months ended June 30, 2025 and 17.3 million for the three and six months ended June 30, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the guidance in Accounting Standards Codification (“ASC’) 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction.  The rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with greater disaggregation of information.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively, with early adoption permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company’s income tax disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature disclosures requiring disclosures disaggregating of each expense line item into specific categories, and qualitative disclosures of expenses. ASU 2024-03 will be effective for the fiscal years beginning after December 31, 2026. The Company is in the process of evaluating the impact of this ASU on its unaudited condensed consolidated financial statements.

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

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments and PAs and consumables is generally recognized at the time of shipment to the customer, provided that no significant vendor obligations remain and collectability is reasonably assured. Revenue from licenses of functional intellectual property is recognized at a point in time upon the granting of the license or when a related sales royalty is achieved, and is included in revenue from contracts with customers.  Revenue from licenses of symbolic intellectual property is recognized ratably over the license term.  Some of these licensing arrangements include provisions for milestone payments to the Company, if the customer accomplishes certain precommercial milestones in addition to the license of instrument and intellectual property. We refer to such licenses arrangements as strategic platform licenses (“SPLs”). We do not recognize revenue for the milestone provisions at the time of entering into an SPL agreement, since each milestone stream of revenue is considered variable consideration that is highly uncertain and susceptible to factors outside our influence. We recognize the amount of revenue related to each milestone only at the time our customer achieves the milestone or sales royalties are achieved by a customer and is included in revenue from lease elements under ASC 842, Leases.  Revenue for Assay Services and other service revenue is recognized when services have been provided.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,269	$—	$5,269	$10,585	$—	$10,585
Licenses	245	2,683	2,928	275	7,330	7,605
Assay and other service revenue	310	—	310	707	—	707
Total	$5,824	$2,683	$8,507	$11,567	$7,330	$18,897

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$4,736	$—	$4,736	$10,096	$—	$10,096
Licenses	—	5,464	5,464	—	11,222	11,222
Other service revenue	229	—	229	452	—	452
Total	$4,965	$5,464	$10,429	$10,548	$11,222	$21,770

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $2,888 and $5,525 as of June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized $2,041 and $2,547 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the six months ended

June 30, 2025 and 2024, the Company recognized $4,416 and $4,057 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of June 30, 2025 was $328, of which the Company expects to recognize $80 in one year or less, $80 in one to two years, $26 in two to three years, and $142 thereafter.

As of June 30, 2025, the Company had unsatisfied performance obligations in the amount of $364 from assay service revenue contracts that the Company expects to recognize in under 12 months.

For the three and six months ended June 30, 2025 and 2024, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the six months ended June 30, 2025, the Company issued 309,535 shares of common stock as a result of stock option exercises, for gross proceeds of $403, issued 503,332 shares from the vesting of restricted stock units, and issued 68,179 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) for gross proceeds of $134.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.

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

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meeting of Stockholders held on June 22, 2023, the Company’s stockholders approved an increase by 6,069,000 in the maximum number of shares of common stock to be authorized under the 2022 Plan.  At the Company’s Annual Meeting of Stockholders held on June 11, 2024, the Company’s stockholders approved to increase by 2,300,000 the maximum number of shares of common stock authorized to be issued under the 2022 Plan.  At the Company’s Annual Meeting of Stockholders held on June 18, 2025, the Company’s stockholders approved to increase by 2,950,000 the maximum number of shares of common stock authorized to be issued under the 2022 Plan.

At June 30, 2025 and December 31, 2024, there were 5,443,100 and 6,946,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At June 30, 2025, total unrecognized compensation expense was $19,494, which will be recognized over an estimated weighted-average period of 2.6 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended June 30, 2025 and 2024 was estimated to be $1.17 and $2.45, per option share, respectively.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2025 and 2024 was estimated to be $1.72 and $2.28, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended June 30, 2025 and 2024 was estimated to be $2.16 and $4.69 per RSU, respectively.  The weighted-average fair value of the RSUs granted during the six months ended June 30, 2025 and 2024 was estimated to be $3.05 and $4.43 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the six months ended June 30, 2025 and 2024, the Company awarded 554,938 and 550,838 PSUs, respectively, to certain members of management including executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December 31, 2027 for the PSUs awarded during the six months ended June 30, 2025 and through December 31, 2026 for the PSUs awarded during the six months ended June 30, 2024.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the six months ended June 30, 2025 and 2024 was estimated to be $3.29 and $4.31 per PSU, respectively.  As of June 30, 2025, the Company determined that it was probable that the PSU grants will vest at 75% of the target number of PSUs for the PSUs granted in 2024 and 2025.  Stock-based compensation expense for the PSUs was $22 and $197 for the three months ended June 30, 2025 and 2024, respectively and $368 and $395 for the six months ended June 30, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase a number of shares of the Company’s common stock, through accumulated payroll deductions, up to a maximum of 15% of the employee’s earnings during a purchase period, as defined in the ESPP, subject to certain limitations. The purchase price will be the lesser of 85% of the fair market value of a share of Company common stock on (i) the beginning of each purchase period and (ii) the last day of the purchase period.  Purchase periods are generally six months in length.

The most recent purchase period began on May 19, 2025.  The weighted average fair value for the shares estimated to be purchased under the ESPP for this purchase period was $0.70 per share, which the Company will expense over the current purchase period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative	$2,276	$1,841	$4,092	$3,521
Sales and marketing	640	824	1,230	1,450
Research and development	598	899	1,231	1,608
Total	$3,514	$3,564	$6,553	$6,579

5. Condensed Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	June 30,	December 31,
	2025	2024
Raw materials inventory	$4,119	$4,717
Finished goods inventory	3,477	3,927
Work in progress	337	270
Total inventory	$7,933	$8,914

The Company reserved $1,218 and $1,718 in inventory allowance as of June 30, 2025 and December 31, 2024, respectively.

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Leasehold improvements	$14,787	$14,727
Furniture and equipment	13,677	11,946
Internal-use software	4,635	4,349
Instruments	1,982	2,005
Construction in process	838	272
Accumulated depreciation and amortization	(16,515)	(13,592)
Property and equipment, net	$19,404	$19,707

During the six months ended June 30, 2025 and 2024, the Company transferred $62 and $100, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended June 30, 2025 and 2024, the Company incurred depreciation and amortization expense of property and equipment of $1,089 and $1,081, respectively.  For the six months ended June 30, 2025 and 2024, the Company incurred depreciation and amortization expense of property and equipment of $2,175 and $2,192, respectively.

Intangible Assets and Goodwill

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  Intangible assets with indefinite lives, including goodwill, are not amortized but subject to annual impairment testing.  The Company recorded no impairment for the three and six months ended June 30, 2025.  The Company did not have acquired intangible assets during the three and six months ended June 30, 2024.

Intangible assets with finite lives as of June 30, 2025, consist of the following, which have been estimated on a preliminary basis and result from the acquisition of SeQure discussed in Note 8:

		Gross	Accumulated	Net
	Weighted Average Life	Carrying Amount	Amortization	Carrying Amount
Developed technology	15 years	$432	$(12)	$420
Trade names	10 years	168	(6)	162
Customer relationships	7 years	59	(3)	56
Total intangible assets		$659	$(21)	$638

For the three and six months ended June 30, 2025, the Company incurred amortization expense of intangible assets of $12 and $21, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three and six months ended June 30, 2025 and 2024.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of June 30, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$13,751	$—	$—	$13,751
Commercial paper	Short-term investments	33,763	1	(10)	33,754
U.S. Treasury securities and government agency bonds	Short-term investments	61,640	81	(8)	61,713
Corporate debt	Short-term investments	15,934	7	(4)	15,937
Corporate debt	Long-term investments	11,540	23	—	11,563
U.S. Treasury securities and government agency bonds	Long-term investments	27,060	82	(13)	27,129
Total cash equivalents, short-term investments and long-term investments		$163,688	$194	$(35)	$163,847

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$19,759	$—	$—	$19,759
Commercial paper	Cash equivalents	5,959	1	—	5,960
Commercial paper	Short-term investments	47,907	28	(8)	47,927
U.S. Treasury securities and government agency bonds	Short‑term investments	64,193	135	(4)	64,324
Corporate debt	Short‑term investments	14,498	29	(6)	14,521
U.S. Treasury securities and government agency bonds	Long-term investments	35,781	106	(68)	35,819
Total cash equivalents, short-term investments and long-term investments		$188,097	$299	$(86)	$188,310

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 8, the Company acquired SeQure on January 29, 2025.  The acquisition included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets over the next two years.  The fair value of the contingent consideration was estimated to be $25 on the acquisition date, using an income approach, which considers the expected future cash flows under the agreement.  There was no change in the fair value of contingent consideration between the acquisition date and June 30, 2025.  Contingent consideration is classified within Level 3 of the Fair Value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three and six months ended June 30, 2025 and 2024.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended June 30, 2025 and

2024, the Company paid $544 and $435, respectively, in rent on the Headquarters Lease.  During the six months ended June 30, 2025 and 2024, the Company paid $1,085 and $864, respectively, in rent on the Headquarters Lease.

Upon the acquisition of SeQure, the Company assumed SeQure’s headquarters lease (the “SeQure Lease”) consisting of an operating lease agreement, as amended, for office and laboratory space.  The lease term expires on December 31, 2027. Under the Headquarters Lease, the Company has one five-year option to extend the term of the lease. However, the Company is not reasonably certain to exercise this option. During the three and six months ended June 30, 2025, the Company paid $100 and $167, respectively in rent on the SeQure Lease.

The Company had no finance leases as of June 30, 2025 and December 31, 2024.

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$536	$441	$1,046	$882
Short-term lease cost	3	10	6	20
Variable lease cost	308	298	593	596
Total lease cost	$847	$749	$1,645	$1,498

	As of June 30,	As of December 31,
	2025	2024
Operating leases
Assets
Right-of-use asset - operating leases	$11,344	$10,766
Liabilities
Operating lease liability, current	$1,308	$864
Operating lease liabilities, net of current portion	17,199	17,170
Total operating lease liabilities	$18,507	$18,034
Other information
Weighted-average remaining lease term (in years)	9.8	10.7
Weighted-average incremental borrowing rate	7.1%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of June 30, 2025:

Operating Leases
Remainder of 2025	$1,211
2026	2,639
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031 and thereafter	12,304
Total undiscounted lease payments	26,053
Discount factor	(7,546)
Present value of lease liabilities	$18,507

8.  Business Combination

On January 29, 2025, the Company acquired 100% of the voting interests in SeQure, a provider of on-target and off-target gene-editing assessment services for cell and gene therapies.  This strategic acquisition strengthens the Company’s ability to serve ex-vivo and in-vivo cell and gene therapy developers with an innovative suite of tools and services spanning early research and development through clinical development and commercialization. By integrating SeQure into the Company, the Company will expand its service offerings and leverage its commercial and field application scientist teams to work with developers earlier in their research processes.  The preliminary purchase price was $2,339, consisting of cash paid at closing of $2,314 and $25 in the fair value of the contingent consideration as discussed in Note 6. The Company’s payment of $2,356 at closing in transaction costs and payables on behalf of SeQure were excluded from the purchase price and recorded as assumed expenses in the preliminary purchase price allocation below.  Contingent consideration will be paid to former holders of convertible promissory notes if SeQure exceeds certain revenue targets for the years ending December 31, 2025 and 2026.  The maximum amount of potential contingent consideration that could be paid is $2,500.

The major classes of assets and liabilities to which we have allocated the purchase price are as follows:

Cash and cash equivalents	$541
Prepaid expenses and other current assets	142
Property and equipment, net	747
Right-of-use asset - operating leases	956
Goodwill	3,748
Intangible assets, net	659
Other assets	125
Accounts payable, accrued expenses and deferred revenue	(3,513)
Operating lease liability, current	(385)
Operating lease liability, net of current portion	(681)
Total allocated purchase price	$2,339

See Note 5 for the purchase price allocated on a preliminary basis to specific intangible assets.

The purchase price allocation presented above is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, and residual goodwill. Goodwill includes an assembled workforce and technological synergies with the Company’s current offerings and know-how that does not qualify for separate intangible recognition under US GAAP. The Company has not concluded whether the goodwill recognized in this transaction will be deductible for tax purposes, and has not yet finalized its analysis and has not recorded any tax accounts in the preliminary allocation above. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods.

Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.   In accordance with ASC 805-10-25-17, during the measurement period, the Company obtained new information about facts and circumstances that existed as of the acquisition date. As a result, the Company recognized the following adjustments to the provisional amounts in the current reporting period:

Major Class	Original Amount	Adjustment	Revised Amount
Intangible assets, net	$508	$151	$659
Accounts payable, accrued expenses and deferred revenue	$(3,558)	$45	$(3,513)
Contingent consideration	$—	$(25)	$(25)
Goodwill	$3,919	$(171)	$3,748

These adjustments were made to reflect updated valuations and assessments of the acquiree’s assets and liabilities based on information obtained during the measurement period. The corresponding adjustment to goodwill reflects the net impact of these changes.

The Company incurred approximately $915 in transaction expenses related to the acquisition of SeQure which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations for the six months ended June  30, 2025.

The financial results of SeQure have been included in the Company’s consolidated financial statements since the date of acquisition.  The Company’s unaudited condensed consolidated statement of operations includes revenue and net loss of $296, and $1,911, respectively, attributable to SeQure for the three months ended June 30, 2025, and $468 and $2,975, respectively, attributable to SeQure for the six months ended June 30, 2025.

The following are supplemental pro forma consolidated financial results of the Company, if the acquisition of SeQure had been consummated on January 1, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,507	$10,858	$19,082	$22,688
Operating loss	$(14,227)	$(13,664)	$(28,409)	$(27,782)
Net loss	$(12,357)	$(11,071)	$(24,505)	$(22,440)
Basic and diluted loss per share	$(0.12)	$(0.11)	$(0.23)	$(0.22)

The pro forma operating loss for the three months ended June 30, 2025 includes non-recurring charges of approximately $146 for one-time expenses. The pro forma operating loss for the six months ended June 30, 2025 includes non-recurring charges of approximately $915 for the Company’s transaction expenses, $404 in non-recurring expenses, and $1,669 for SeQure’s acquisition-related expenses, which were actually incurred in the six months ended June 30, 2025.

T

9.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments and PAs and consumables to the Company’s customers, and research and clinical license fees, as well as program-related revenues which consist of revenues earned when the Company’s SPL customers achieve development and regulatory milestones and sales royalties.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer, Chief Financial Officer, and Chief Commercial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net income and core revenue.  Core revenue includes instrument sales, PAs and consumables, as well as fees from research and clinical licenses, and functional licenses, while non-core revenue consists of SPL program-related revenue.  We recognize both core and non-core revenue in accordance with U.S. GAAP.  The CODM uses net income to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation.  The measure of segment assets is reported on the balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net income (loss):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Core revenue	$8,198	$7,575	$16,441	$15,762
Non-core revenue	309	2,854	2,456	6,008
Total revenue	8,507	10,429	18,897	21,770
Cost of goods sold	1,519	1,488	3,016	2,891
Gross profit	6,988	8,941	15,881	18,879

Expenses:
Research and development	5,671	4,720	10,941	10,689
Sales and marketing	5,146	5,793	10,254	12,531
General and administrative	5,804	5,798	12,514	11,221
Depreciation and amortization	1,080	1,034	2,141	2,102
Stock-based compensation	3,514	3,564	6,553	6,579
Total operating expenses	21,215	20,909	42,403	43,122

Other income	1,870	2,593	3,904	5,342

Net loss	$(12,357)	$(9,375)	$(22,618)	$(18,901)

Revenue by geographic location is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Inside the United States	$5,313	$7,287	$13,347	$15,304
Outside the United States	3,194	3,142	5,550	6,466
Total revenue	$8,507	$10,429	$18,897	$21,770

As of June 30, 2025 and December 31, 2024, substantially all of the Company’s assets were located in the United States.

10.	Related Party Transactions

During the three and six months ended June 30, 2025, the Company sold $18 and $20, respectively, in products and services to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.  As of June 30, 2025, the Company had $18 in accounts receivable from this customer.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expected future growth and the success of our business model;

•the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);

•	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
•	the market acceptance and demand for our technology, products, and services, including in the cell therapeutics and bioprocessing application markets;

•the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;

•our ability to expand our customer base and enter into additional SPL partnerships;

•	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
•	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene-editing manipulation technologies;
•	our expectation that our partners will have access to capital markets or other sources of funding to develop and commercialize their cell therapy programs;
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

Overview

We are a commercial cell engineering company focused on providing enabling platform technologies to advance the discovery, development, and commercialization of next-generation cell therapeutics including cell and gene therapies and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® technology, which is used by biopharmaceutical companies to facilitate complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, that involves applying an electric field in order to temporarily increase the permeability of the cell membrane. This precisely controlled increase in permeability allows the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

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

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 31 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2024 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $18.9 million and incurred a net loss of $22.6 million for the six months ended June 30, 2025. As of June 30 2025, we had an accumulated deficit of $240.0 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including growing our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In January 2025, we acquired SeQure Dx, Inc. (“SeQure”) a provider of on-target and off-target editing assessment services for cell and gene therapies.  We expect that this acquisition will strengthen our ability to serve ex vivo and in vivo cell and gene therapy developers with an innovative suite of tools and services spanning early R&D through clinical development and commercialization. We anticipate that successful integration of SeQure into our Company (which is not guaranteed) will allow us to expand our service offerings for our partners and leverage our commercial and field application scientist teams to work with developers earlier in their research processes. See Note 8 – Business Combination in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

We have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail under the caption “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In 2025, we have signed SPL agreements with three new partners, TG Therapeutics, Anocca AB and Adicet Bio. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2025	2024

	(in thousands)

Total revenue	$8,507	$10,429
Cost of goods sold	1,519	1,488
Gross profit	6,988	8,941
Operating expenses
Research and development	6,269	5,619
Sales and marketing	5,786	6,617
General and administrative	8,080	7,639
Depreciation and amortization	1,080	1,034
Total operating expenses	21,215	20,909
Operating loss	(14,227)	(11,968)
Other income
Interest income	1,870	2,593
Total other income	1,870	2,593
Net loss	$(12,357)	$(9,375)

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and consumables as well as from licenses and service offerings to our customers. Our SPL agreements also include associated clinical progress milestones and sales-based payments to us, in addition to annual license payments.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL agreements, we separately analyze our core revenue and our performance-based milestone revenues we recognize under our SPL agreements.  Core revenue includes instrument sales, PAs and consumables, research and clinical licenses, and assay services, while non-core revenue relates to SPL program-related revenue.  We recognize both core and non-core revenue in accordance with US GAAP.

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$2,141	$1,762	$379	22%
PA revenue	3,128	2,974	154	5%
License revenue	2,619	2,610	9	0%
Assay service revenue	51	—	51	—
Other service revenue	259	229	30	13%
Total core revenue	8,198	7,575	623	8%
SPL Program-related	309	2,854	(2,545)	(89%)
Total revenue	$8,507	$10,429	$(1,922)	(18%)

Total revenue for the three months ended June 30, 2025 was $8.5 million, a decrease of $1.9 million, or 18%, compared to $10.4 million during the three months ended June 30, 2024.  The decrease was primarily driven by a decrease in program-related revenue, offset by an increase in a core revenue in the amounts shown in the table above.

Total core revenue for the three months ended June 30, 2025 was $8.2 million, an increase of $0.6 million, or 8%, compared to the three months ended June 30, 2024.  Our overall increase in core revenue was primarily driven by increases in instrument revenue and PA revenue of $0.4 million, and $0.2 million, respectively.

The $2.5 million decrease in program-related revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

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

During the three months ended June 30, 2025, gross margin was 82% compared to 86% for the three months ended June 30, 2024.  The decrease in gross margin was primarily due to a decrease in program-related revenue.

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,519	$1,488	$31	2%
Gross profit	$6,988	$8,941	$(1,953)	(22%)
Gross margin	82%	86%

Cost of goods sold increased by $31,000, or 2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by increases in instrument and PA sales.

Gross profit decreased by $2.0 million, or 22%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by the decrease in program-related revenue.

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

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$6,269	$5,619	$650	12%

Research and development expenses consist primarily of costs incurred for our research activities related to advancing our technology and development of applications for our technology, including research into specific applications and associated data development, process development, product development (e.g., development of instruments and disposables, including hardware and software engineering, and assays) and design and other costs not directly charged to inventory or cost of goods sold.

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

Research and development expenses increased by $0.7 million, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30 2024.  The increase was primarily driven by a $0.8 million increase in compensation expense primarily due to an increase in headcount from the acquisition of SeQure, $0.2 million increase in engineering expenses and a $0.2 million increase in professional fees, both due to timing of expenses.  The increases were offset by a $0.3 million decrease in stock-based compensation, and a $0.2 million decrease in lab expense.

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

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$5,786	$6,617	$(831)	(13)%

Our sales and marketing expenses consist primarily of salaries, commissions, and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $0.8 million, or 13%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by a $0.6 million decrease in compensation expenses due to a reduction in headcount, and a $0.2 million decrease in stock-based compensation.

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

General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$8,080	$7,639	$441	6%

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

General and administrative increased $0.4 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by a $0.4 million increase in stock-based compensation, a $0.1 million increase in compensation expense, a $0.4 million increase in public company expenses, and a $0.1 million increase in overhead expenses, offset by a $0.3 million decrease in legal fees, and $0.3 million from a one-time fixed asset disposal loss occurring during three months ended June 30, 2024.

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

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,080	$1,034	$46	4%

Depreciation and amortization expense increased by $46,000, or 5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Interest Income

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$1,870	$2,593	$(723)	(28)%

Interest income represents interest on our cash balances and investments.  Interest income decreased $0.7 million, or 28% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Total revenue	$18,897	$21,770
Cost of goods sold	3,016	2,891
Gross profit	15,881	18,879
Operating expenses
Research and development	12,172	12,297
Sales and marketing	11,484	13,981
General and administrative	16,606	14,742
Depreciation and amortization	2,141	2,102
Total operating expenses	42,403	43,122
Operating loss	(26,522)	(24,243)
Other income
Interest income	3,904	5,342
Total other income	3,904	5,342
Net loss	$(22,618)	$(18,901)

Revenue

The following table provides details regarding the sources of revenue for the periods presented:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$3,585	$3,690	$(105)	(3%)
PA revenue	6,999	6,406	593	9%
License revenue	5,150	5,214	(64)	(1%)
Assay service revenue	193	—	193	—
Other service revenue	514	452	62	14%
Total core revenue	16,441	15,762	679	4%
SPL Program-related	2,456	6,008	(3,552)	(59%)
Total revenue	$18,897	$21,770	$(2,873)	(13%)

Total revenue for the six months ended June 30, 2025 was $18.9 million, a decrease of $2.9 million, or 13%, compared to $21.8 million during the six months ended June 30, 2024.  The decrease was primarily driven by a decrease in program-related revenue.

Total core revenue for the six months ended June 30, 2025 was $16.4 million, an increase of $0.7 million, or 4%, compared to the six months ended June 30, 2024.  Our overall increase in core revenue was primarily driven by increases in PA revenue of $0.6 million and assay service revenue of $0.2 million, offset by a decrease in instrument sales of $0.1 million.

The $3.6 million decrease in program-related revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$3,016	$2,891	$125	4%
Gross profit	$15,881	$18,879	$(2,998)	(16%)
Gross margin	84%	87%

Cost of goods sold increased by $0.1 million or 4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by increases in PA sales.

Gross profit decreased by $3.0 million, or 16%, for the six months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by the decrease in program-related revenue.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$12,172	$12,297	($125)	(1%)

Research and development decreased by $0.1 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30 2024.  Decreases of $0.6 million in lab expense and $0.4 million in stock-based compensation were offset by increases of $0.3 million in compensation expense primarily due to an increase in headcount from the acquisition of SeQure, and a $0.3 million increase in both engineering expenses and professional fees, both due to timing of expenses.

Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$11,484	$13,981	$(2,497)	(18%)

Sales and marketing expenses decreased by $2.5 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by a $1.5 million decrease in compensation expenses due to a reduction in headcount, a $0.4 million decrease in travel expense commensurate with the reduction in headcount, a $0.4 million decrease in professional fees, and a $0.2 million decrease in stock-based compensation.

General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$16,606	$14,742	$1,864	13%

General and administrative increased by $1.9 million, or 13%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by a $0.6 million increase in stock-based compensation, a $0.2 million increase in compensation expense, a $0.6 million increase in professional fees, a $0.3 million increase in public company expenses, and a $0.4 million increase in legal fees, offset by a $0.2 million decrease from a one-time fixed asset disposal loss occurring during six months ended June 30, 2024.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$2,141	$2,102	$39	2%

Depreciation and amortization expense increased by $39,000, or 2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Interest Income

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$3,904	$5,342	$(1,438)	(27%)

Interest income decreased $1.4 million, or 27%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  The decrease was driven by decreases in interest rates and average cash and investment balances during the six months ended June 30, 2025.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the six months ended June 30, 2025, we incurred a net loss of $22.6 million. As of June 30, 2025, we had an accumulated deficit of $239.5 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(24,263)	$(15,398)
Investing activities	11,067	4,989
Financing activities	537	1,416
Net decrease in cash and cash equivalents	$(12,659)	$(8,993)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $24.3 million, and consisted primarily of our net loss of $22.6 million, which was offset in part by net non-cash expenses of $7.8 million.  Net non-cash expenses include stock-based compensation of $6.6 million, depreciation and amortization expenses of $2.2 million, and an aggregate $0.6 million in other non-cash charges offset by amortization of discounts on investments of $1.6 million. We also had net cash outflows of $9.5 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $5.4 million due to timing considerations, a decrease in deferred revenue and other liabilities of $2.9 million, an increase in accounts receivable of $1.1 million, an increase in other assets of $1.1 million, and a decrease in operating lease liabilities of $0.6 million, offset by a decrease in prepaid expenses and other current assets of $0.8 million and a decrease in inventory of $0.8 million.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $11.1 million, which was primarily attributable to maturities of investments of $77.6 million, offset by purchases of investments of $63.5 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $1.2 million.

Net cash provided by investing activities during the six months ended June 30, 2024 was $5.0 million, which was primarily due maturities of investments of $85.4 million, offset by purchases of investments of $79.4 million and purchases of property and equipment of $1.1 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 and 2024 was $0.5 million and $1.4 million, respectively, from the exercise of stock options and employee purchases of common stock from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2025 consisted primarily of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease was $25.0 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which term expires on December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease was $1.1 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the years ending December 31, 2025 and December 31, 2026.  Our estimate of the fair value of the liability for contingent consideration was $25,000 as of June 30, 2025.

We had no debt obligations as of June 30, 2025 and December 31, 2024.

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

Business Combination Accounting-Developed Technology

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of intangible assets, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates affect the amount of consideration that is allocable to assets and liabilities acquired in the business acquisition.  The Company recorded $432,000 in developed technology upon the acquisition of SeQure.

JOBS Act Accounting Election

We are an emerging growth company (“EGC”) under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new and revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

We will remain an EGC until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our IPO in the U.S.; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.  The Company expects to retain its EGC status through the last day of the fiscal year following the fifth anniversary of the first sale of its registered common equity, that is, through December 31, 2026.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated 2022 Plan	8-K	001-40674	10.1	June 18, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: August 6, 2025	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)