Form 10-Q
period 2025-09-30
MAXCYTE, INC.
filed 2025-11-13
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the registrant had 106,674,011 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$12,973	$27,884
Short-term investments, at amortized cost	92,755	126,598
Accounts receivable, net	8,306	4,682
Inventory	7,611	8,914
Prepaid expenses and other current assets	3,000	3,606
Total current assets	124,645	171,684

Investments, non-current, at amortized cost	52,274	35,781
Property and equipment, net	18,620	19,707
Right-of-use asset - operating leases	11,135	10,766
Goodwill	3,554	—
Intangible assets, net	667	—
Other assets	2,581	1,532
Total assets	$213,476	$239,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,286	$1,358
Accrued expenses and other	8,306	8,302
Operating lease liability, current	1,314	864
Deferred revenue, current portion	5,196	5,251
Total current liabilities	16,102	15,775

Operating lease liability, net of current portion	16,847	17,170
Contingent consideration	25	—
Other liabilities	227	274
Total liabilities	33,201	33,219

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 106,644,343 and 105,711,093 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,066	1,057
Additional paid-in capital	431,096	422,047
Accumulated deficit	(251,887)	(216,853)
Total stockholders’ equity	180,275	206,251
Total liabilities and stockholders’ equity	$213,476	$239,470

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$6,829	$8,164	$25,726	$29,934
Cost of goods sold	1,596	1,928	4,612	4,819
Gross profit	5,233	6,236	21,114	25,115

Operating expenses:
Research and development	5,316	5,316	17,488	17,613
Sales and marketing	3,936	6,207	15,420	20,188
General and administrative	6,028	7,745	22,634	22,487
Restructuring expense	3,058	—	3,058	—
Depreciation and amortization	1,044	1,021	3,185	3,123
Total operating expenses	19,382	20,289	61,785	63,411
Operating loss	(14,149)	(14,053)	(40,671)	(38,296)

Other income:
Interest income	1,733	2,496	5,637	7,838
Total other income	1,733	2,496	5,637	7,838
Loss before income taxes	(12,416)	(11,557)	(35,034)	(30,458)
Provision for income taxes	—	—	—	—
Net loss	$(12,416)	$(11,557)	$(35,034)	$(30,458)
Basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.33)	$(0.29)
Weighted-average shares outstanding, basic and diluted	106,613,075	105,109,603	106,324,792	104,614,679

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2024	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	3,015	—	3,015
Exercise of stock options	272,640	3	700	—	703
Vesting of restricted stock units	170,801	1	(1)	—	—
Net loss	—	—	—	(9,526)	(9,526)
Balance at March 31, 2024	104,405,111	1,044	410,639	(185,324)	226,359
Stock-based compensation expense	—	—	3,564	—	3,564
Exercise of stock options	335,837	3	445	—	448
Vesting of restricted stock units	13,966	—	—	—	—
Issuance of common stock under employee stock purchase plan	69,210	1	264	—	265
Net loss	—	—	—	(9,375)	(9,375)
Balance at June 30, 2024	104,824,124	$1,048	$414,912	$(194,699)	$221,261
Stock-based compensation expense	—	—	3,370	—	3,370
Exercise of stock options	280,312	3	225	—	228
Vesting of restricted stock units	195,944	2	(2)	—	—
Net loss	—	—	—	(11,557)	(11,557)
Balance at September 30, 2024	105,300,380	$1,053	$418,505	$(206,256)	$213,302

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	3,039
Exercise of stock options	290,993	3	380	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—
Net loss	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	1,063	425,463	(227,114)	199,412
Stock-based compensation expense	—	—	3,514	—	3,514
Exercise of stock options	18,542	—	20	—	20
Vesting of restricted stock units	191,700	2	(2)	—	—
Issuance of common stock under employee stock purchase plan	68,179	1	133	—	134
Net loss	—	—	—	(12,357)	(12,357)
Balance at June 30, 2025	106,592,139	$1,066	$429,128	$(239,471)	$190,723
Stock-based compensation expense	—	—	1,954	—	1,954
Vesting of restricted stock units	37,762	—	—	—	—
Exercise of stock options	14,442	—	14	—	14
Net loss	—	—	—	(12,416)	(12,416)
Balance at September 30, 2025	106,644,343	$1,066	$431,096	$(251,887)	$180,275

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,034)	$(30,458)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,268	3,258
Lease right-of-use asset amortization	587	353
Net book value of consigned equipment sold	70	35
Loss on disposal of property and equipment	132	462
Stock-based compensation	8,507	9,949
Credit loss expense (recovery)	29	(130)
Change in excess/obsolete inventory reserve	525	834
Amortization of discounts on investments	(2,219)	(5,052)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,649)	1,348
Inventory	647	835
Prepaid expense and other current assets	744	(225)
Other assets	(924)	(732)
Accounts payable, accrued expenses and other	(3,338)	(1,420)
Operating lease liability	(939)	(424)
Deferred revenue	(80)	1,584
Other liabilities	(47)	(6)
Net cash used in operating activities	(31,721)	(19,789)

Cash flows from investing activities:
Purchases of investments	(98,031)	(118,339)
Maturities of investments	117,600	128,440
Purchases of property and equipment	(1,537)	(1,504)
Acquisition of business, net of cash acquired of $541	(1,773)	—
Net cash provided by investing activities	16,259	8,597

Cash flows from financing activities:
Proceeds from exercise of stock options	417	1,379
Proceeds from issuance of common stock under employee stock purchase plan	134	265
Net cash provided by financing activities	551	1,644
Net decrease in cash and cash equivalents	(14,911)	(9,548)
Cash and cash equivalents, beginning of period	27,884	46,506
Cash and cash equivalents, end of period	$12,973	$36,958

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$29	$35

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

MaxCyte is a global life sciences company focused on advancing the discovery, development, and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene-editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology, sells its related processing assemblies (“PAs”) and consumables, and provides on target and off-target gene-editing assessment services (“Assay Service Revenue”) for cell and gene therapies to developers of cell therapies and pharmaceutical and biotechnology companies for use in drug discovery and development and biomanufacturing.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of both normal recurring adjustments, and adjustments for material unusual or infrequently occurring transactions or events, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company recorded material accounting entries in the interim period ended September 30, 2025 for the preliminary purchase accounting for SeQure Dx Inc. (“SeQure”) described in Note 8. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K and have not materially changed during the three and nine months ended September 30, 2025.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period. During the three months ended September 30, 2025, one customer represented 28% of revenue.  During the three months ended September 30, 2024, one customer represented 30% of revenue.  During the nine months ended September 30, 2025, one customer represented 27% of revenue.  During the nine months ended September 30, 2024, one customer represented 21% of revenue and another customer represented 11% of revenue.  As of September 30, 2025, one customer accounted for 51% of accounts receivable.  As of December 31, 2024, one customer accounted for 25% of accounts receivable and another customer accounted for 14% of accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three and nine months ended September 30, 2025, 8% and 12%, respectively, of the Company’s additions to inventory were from one supplier. During the three and nine months ended September 30, 2024, 20% and 18%, respectively, of the Company’s additions to inventory were from one supplier. At September 30, 2025 and December 31, 2024, no supplier accounted for 10% or more of the Company’s total accounts payable.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company recorded an allowance for expected credit losses of $10 at September 30, 2025.  The Company determined that no allowance was necessary as of December 31, 2024.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, which we perform during our fourth fiscal quarter, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  During the three months ended September 30, 2025, the Company noted events that triggered an interim goodwill impairment assessment, including a decline in the Company’s stock price, and a reduction in force. The Company is a single reporting unit.  Based on the evaluation, the Company concluded that the fair value of the Company was greater than its carrying value, and therefore, no goodwill impairment charge was required to be recognized in the consolidated financial statements during the three and nine months ended September 30, 2025.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $11 and $2 in foreign currency losses for the three months ended September 30, 2025 and 2024, respectively, and $4 and $62 in foreign currency losses for the nine months ended September 30, 2025 and 2024, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares of underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 18.1 million for the three and nine months ended September 30, 2025 and 17.0 million for the three and nine months ended September 30, 2024.

Restructuring expense

Restructuring expense consists primarily of employee termination benefits, which include directly employed personnel and individuals engaged through third party employer-of-record arrangements.  One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met.  During the three and nine months ended September 30, 2025, the Company incurred $3,058 of restructuring expenses, of which $2,964 was classified as a current liability in accrued expenses and other on the condensed consolidated balance sheet as of September 30, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the guidance in Accounting Standards Codification (“ASC”) 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction.  The rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with greater disaggregation of information.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively, with early adoption permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company’s income tax disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature disclosures requiring disclosures disaggregating each expense line item into specific categories, and qualitative disclosures of expenses. ASU 2024-03 will be effective for the fiscal years beginning after December 31, 2026. The Company is in the process of evaluating the impact of this ASU on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses, which permits an entity to assume that the current conditions it has applied in determining credit loss allowances remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025.  The Company is currently evaluating the potential impact of this ASU on its unaudited condensed consolidated financial statements.

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

Revenue is recognized at the time control is transferred to the customer and the performance obligation is satisfied. Revenue from the sale of instruments and PAs and consumables is generally recognized at the time of shipment to the customer, provided that no significant vendor obligations remain and collectability is reasonably assured. Revenue from licenses of functional intellectual property is recognized at a point in time upon the granting of the license or when a related sales royalty is achieved, and is included in revenue from contracts with customers.  Revenue from licenses of symbolic intellectual property is recognized ratably over the license term.  Some of these licensing arrangements include provisions for milestone payments to the Company, if the customer accomplishes certain precommercial milestones in addition to the license of instrument and intellectual property. We refer to such licenses arrangements as Strategic Platform Licenses (“SPLs”). We do not recognize revenue for the milestone provisions at the time of entering into an SPL agreement, since each milestone stream of revenue is considered variable consideration that is highly uncertain and susceptible to factors outside our influence. We recognize the amount of revenue related to each milestone only at the time our customer achieves the milestone or sales royalties are achieved by a customer and such amounts are included in revenue from lease elements under ASC 842, Leases.  Revenue for Assay Services and other service revenue is recognized when services have been provided.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$3,953	$—	$3,953	$14,538	$—	$14,538
Licenses	—	2,226	2,226	275	9,556	9,831
Assay and other service revenue	650	—	650	1,357	—	1,357
Total	$4,603	$2,226	$6,829	$16,170	$9,556	$25,726

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,196	$—	$5,196	$15,292	$—	$15,292
Licenses	—	2,552	2,552	—	13,774	13,774
Other service revenue	416	—	416	868	—	868
Total	$5,612	$2,552	$8,164	$16,160	$13,774	$29,934

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $5,423 and $5,525 as of September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized $1,159 and $1,464 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the nine months ended September 30, 2025 and 2024, the Company recognized $4,961 and $4,689 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of September 30, 2025 was $291, of which the Company expects to recognize $64 in one year or less, $64 in one to two years, $31 in two to three years, and $132 thereafter.

As of September 30, 2025, the Company had unsatisfied performance obligations in the amount of $240 from assay service revenue contracts that the Company expects to recognize in under 12 months.

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2025, the Company issued 323,977 shares of common stock as a result of stock option exercises, for gross proceeds of $417, issued 541,094 shares from the vesting of restricted stock units, and issued 68,179 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) for gross proceeds of $134.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.

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

At September 30, 2025 and December 31, 2024, there were 6,743,000 and 6,946,000 shares, respectively, available to be issued under the 2022 Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2025, total unrecognized compensation expense was $14,372, which will be recognized over an estimated weighted-average period of 2.5 years.

Stock Options

There were no stock options granted during the three months ended September 30, 2025. The weighted-average fair value of the stock options granted during the three months ended September 30, 2024 was estimated to be $2.14 per option share.  The weighted-average fair value of the stock options granted during the nine months ended September 30, 2025 and 2024 was estimated to be $1.72 and $2.27, per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended September 30, 2025 and 2024 was estimated to be $1.97 and $4.02 per RSU, respectively.  The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2025 and 2024 was estimated to be $2.94 and $4.39 per RSU, respectively.

Performance Stock Units (“PSUs”)

During the nine months ended September 30, 2025 and 2024, the Company awarded 554,938 and 550,838 PSUs, respectively, to certain members of management including executive officers.  The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved.  The performance period continues through December 31, 2027 for the PSUs awarded during the nine months ended September 30, 2025 and through December 31, 2026 for the PSUs awarded during the nine months ended September 30, 2024.  The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics.  The weighted-average fair value of the PSUs granted during the nine months ended September 30, 2025 and 2024 was estimated to be $3.29 and $4.31 per PSU, respectively.  As of September 30, 2025, the Company determined that it was probable that the PSU grants will vest at 75% of the target number of PSUs for the PSUs granted in 2024 and 2025.  Stock-based compensation expense for the PSUs was $162 and $199 for the three months ended September 30, 2025 and 2024, respectively and $529 and $594 for the nine months ended September 30, 2025 and 2024, respectively.

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

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative	$1,205	$1,815	$5,297	$5,336
Sales and marketing	282	788	1,512	2,238
Research and development	467	767	1,698	2,375
Total	$1,954	$3,370	$8,507	$9,949

5. Condensed Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	September 30,	December 31,
	2025	2024
Raw materials inventory	$3,862	$4,717
Finished goods inventory	3,349	3,927
Work in progress	400	270
Total inventory	$7,611	$8,914

The Company reserved $1,447 and $1,771 in inventory allowance as of September 30, 2025 and December 31, 2024, respectively.

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Leasehold improvements	$14,787	$14,727
Furniture and equipment	13,223	11,946
Internal-use software	4,635	4,349
Instruments	1,965	2,005
Construction in process	994	272
Accumulated depreciation and amortization	(16,984)	(13,592)
Property and equipment, net	$18,620	$19,707

During the nine months ended September 30, 2025 and 2024, the Company transferred $131 and $167, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended September 30, 2025 and 2024, the Company incurred depreciation and amortization expense of property and equipment of $1,057 and $1,066, respectively.  For the nine months ended September 30, 2025 and 2024, the Company incurred depreciation and amortization expense of property and equipment of $3,232 and $3,258, respectively.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The Company recorded no impairment on its finite-lived intangibles for the three and nine months ended September 30, 2025.  The Company did not have acquired intangible assets during the three and nine months ended September 30, 2024.

Intangible assets with finite lives as of September 30, 2025, consist of the following, which have been estimated on a preliminary basis and result from the acquisition of SeQure discussed in Note 8:

		Gross	Accumulated	Net
	Weighted Average Life	Carrying Amount	Amortization	Carrying Amount
Developed technology	15 years	$471	$(19)	$452
Trade names	10 years	176	(11)	165
Customer relationships	7 years	56	(6)	50
Total intangible assets		$703	$(36)	$667

For the three and nine months ended September 30, 2025, the Company incurred amortization expense of intangible assets of $15 and $36, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of September 30, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$11,538	$—	$—	$11,538
Commercial paper	Short-term investments	24,040	8	—	24,048
U.S. Treasury securities and government agency bonds	Short-term investments	48,319	89	(1)	48,407
Corporate debt	Short-term investments	20,396	18	—	20,414
Corporate debt	Long-term investments	37,447	103	(14)	37,536
U.S. Treasury securities and government agency bonds	Long-term investments	14,827	32	(5)	14,854
Total cash equivalents, short-term investments and long-term investments		$156,567	$250	$(20)	$156,797

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$19,759	$—	$—	$19,759
Commercial paper	Cash equivalents	5,959	1	—	5,960
Commercial paper	Short-term investments	47,907	28	(8)	47,927
U.S. Treasury securities and government agency bonds	Short‑term investments	64,193	135	(4)	64,324
Corporate debt	Short‑term investments	14,498	29	(6)	14,521
U.S. Treasury securities and government agency bonds	Long-term investments	35,781	106	(68)	35,819
Total cash equivalents, short-term investments and long-term investments		$188,097	$299	$(86)	$188,310

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 8, the Company acquired SeQure on January 29, 2025.  The acquisition included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets over the next two years.  The fair value of the contingent consideration was estimated to be $25 on the acquisition date, using an income approach, which considers the expected future cash flows under the agreement.  There was no change in the fair value of contingent consideration between the acquisition date and September 30, 2025.  Contingent consideration is classified within Level 3 of the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three and nine months ended September 30, 2025 and 2024.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended September 30, 2025 and 2024, the Company paid $545 and $532, respectively, in rent on the Headquarters Lease.  During the nine months ended September 30, 2025 and 2024, the Company paid $1,630 and $1,395, respectively, in rent on the Headquarters Lease.

Upon the acquisition of SeQure, the Company assumed SeQure’s headquarters lease (the “SeQure Lease”) consisting of an operating lease agreement, as amended, for office and laboratory space.  The lease term expires on December 31, 2027. Under the SeQure Lease, the Company has one five-year option to extend the term of the lease. However, the Company is not reasonably certain to exercise this option. During the three and nine months ended September 30, 2025, the Company paid $133 and $300, respectively, in rent on the SeQure Lease.

The Company had no finance leases as of September 30, 2025 and December 31, 2024.

The components of lease cost and supplemental condensed consolidated balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$536	$441	$1,582	$1,323
Short-term lease cost	3	8	9	28
Variable lease cost	277	299	870	895
Total lease cost	$816	$748	$2,461	$2,246

	As of September 30,	As of December 31,
	2025	2024
Operating leases
Assets
Right-of-use asset - operating leases	$11,135	$10,766
Liabilities
Operating lease liability, current	$1,314	$864
Operating lease liabilities, net of current portion	16,847	17,170
Total operating lease liabilities	$18,161	$18,034
Other information
Weighted-average remaining lease term (in years)	9.6	10.7
Weighted-average incremental borrowing rate	7.1%	7.0%

The following table reconciles the remaining minimum lease payments to lease liabilities as of September 30, 2025:

Operating Leases
Remainder of 2025	$538
2026	2,639
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031 and thereafter	12,304
Total undiscounted lease payments	25,380
Discount factor	(7,219)
Present value of lease liabilities	$18,161

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

The major classes of assets and liabilities to which we have allocated the purchase price are as follows:

Cash and cash equivalents	$541
Prepaid expenses and other current assets	142
Property and equipment, net	747
Right-of-use asset - operating leases	956
Goodwill	3,554
Intangible assets, net	703
Other assets	125
Accounts payable, accrued expenses and deferred revenue	(3,363)
Operating lease liability, current	(385)
Operating lease liability, net of current portion	(681)
Total allocated purchase price	$2,339

See Note 5 for the purchase price allocated on a preliminary basis to specific intangible assets.

The purchase price allocation presented above is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, and residual goodwill. Goodwill includes an assembled workforce and technological synergies with the Company’s current offerings and know-how that does not qualify for separate intangible recognition under US GAAP. The Company is evaluating whether the goodwill recognized is deductible for tax purposes.  No tax accounts have been recorded in the preliminary allocation.  The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods.

Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.   In accordance with ASC 805-10-25-17, during the measurement period, the Company obtained new information about facts and circumstances that existed as of the acquisition date. As a result, the Company recognized the following adjustments to the provisional amounts during the three months ended September 30, 2025:

Major Class	As previously reported	Adjustment	Revised Amount
Intangible assets, net	$659	$44	$703
Accounts payable, accrued expenses and deferred revenue	$(3,513)	$150	$(3,363)
Goodwill	$3,748	$(194)	$3,554

The Company recognized the following adjustments to the provisional amounts during the period from January 29, 2025 (acquisition) to September 30, 2025:

Major Class	As previously reported	Adjustment	Revised Amount
Intangible assets, net	$508	$195	$703
Accounts payable, accrued expenses and deferred revenue	$(3,558)	$195	$(3,363)
Contingent consideration	$—	$(25)	$(25)
Goodwill	$3,919	$(365)	$3,554

These adjustments were made to reflect updated valuations and assessments of the acquiree’s assets and liabilities based on information obtained during the measurement period. The corresponding adjustment to goodwill reflects the net impact of these changes.

The Company incurred approximately $751 in transaction expenses related to the acquisition of SeQure which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.  The Company incurred $164 in transaction expenses related to the acquisition, which is included in general and administrative expenses for the year ended December 31, 2024.

The financial results of SeQure have been included in the Company’s consolidated financial statements since the date of acquisition.  The Company’s unaudited condensed consolidated statement of operations includes revenue and net loss of $98 and $1,766, respectively, attributable to SeQure for the three months ended September 30, 2025, and $566 and $4,412, respectively, attributable to SeQure for the nine months ended September 30, 2025.

The following are supplemental pro forma consolidated financial results of the Company, if the acquisition of SeQure had been consummated on January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$6,829	$8,664	$25,911	$31,352
Operating loss	$(14,149)	$(15,713)	$(42,558)	$(43,332)
Net loss	$(12,416)	$(13,218)	$(36,921)	$(35,494)
Basic and diluted loss per share	$(0.12)	$(0.13)	$(0.35)	$(0.34)

The pro forma operating loss for the three months ended September 30, 2025 includes non-recurring charges of approximately $40 for one-time expenses.  The pro forma operating loss for the nine months ended September 30, 2025 includes non-recurring charges of approximately $751 for the Company’s transaction expenses, $444 in non-recurring expenses, and $1,669 for SeQure’s acquisition-related expenses, which were incurred in the nine months September 30, 2025.

9.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments and PAs and consumables to the Company’s customers, and research and clinical license fees, as well as program-related revenues which consist of revenues earned when the Company’s SPL customers achieve development and regulatory milestones and sales royalties.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer and Chief Financial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net income and core revenue.  Core revenue includes instrument sales, PAs and consumables, as well as fees from research and clinical licenses, and functional licenses, while non-core revenue consists of SPL program-related revenue.  We recognize both core and non-core revenue in accordance with U.S. GAAP.  The CODM uses net income to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation.  The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net income (loss):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Core revenue	$6,406	$8,140	$22,848	$23,902
Non-core revenue	423	24	2,878	6,032
Total revenue	6,829	8,164	25,726	29,934
Cost of goods sold	1,596	1,928	4,612	4,819
Gross profit	5,233	6,236	21,114	25,115

Expenses:
Research and development	5,671	4,549	16,612	15,238
Sales and marketing	4,925	5,419	15,179	17,950
General and administrative	5,788	5,930	18,302	17,151
Depreciation and amortization	1,044	1,021	3,185	3,123
Stock-based compensation	1,954	3,370	8,507	9,949
Total operating expenses	19,382	20,289	61,785	63,411

Other income	1,733	2,496	5,637	7,838

Net loss	$(12,416)	$(11,557)	$(35,034)	$(30,458)

Revenue by geographic location is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Inside the United States	$3,836	$5,144	$17,184	$20,448
Outside the United States	2,993	3,020	8,542	9,486
Total revenue	$6,829	$8,164	$25,726	$29,934

As of September 30, 2025 and December 31, 2024, substantially all of the Company’s assets were located in the United States.

10.	Related Party Transactions

During the three and nine months ended September 30, 2025, the Company sold $4 and $24, respectively, in products and services to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.  As of September 30, 2025, the Company had $4 in accounts receivable from this customer.

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

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 32 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2024 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $25.7 million and incurred a net loss of $35.0 million for the nine months ended September 30, 2025. As of September 30 2025, we had an accumulated deficit of $251.9 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including expanding our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In January 2025, we acquired SeQure Dx, Inc. (“SeQure”) a provider of on-target and off-target editing assessment services for cell and gene therapies.  We expect that this acquisition will strengthen our ability to serve ex vivo and in vivo cell and gene therapy developers with an innovative suite of tools and services spanning early R&D through clinical development and commercialization. We anticipate that successful integration of SeQure into our Company (which is not guaranteed) will allow us to expand our service offerings for our partners and leverage our commercial and field application scientist teams to work with developers earlier in their research processes. See Note 8 – Business Combination in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

We have continued to enter into SPL agreements with our cell therapy customers. These agreements, which are discussed in more detail under the caption “Results of Operations” below, provide us with revenue from instrument sales and leases and disposables sales as well as pre-commercial milestones based on progress of our partners’ programs through the clinic and sales-based payments upon commercialization of our partners’ programs. In 2025, we have signed SPL agreements with four new partners, TG Therapeutics, Anocca AB, Adicet Bio and Moonlight Bio. We continue to grow our SPL pipeline and, while the specific timing of any agreement is uncertain, we look forward to continuing to build on our existing SPL partnerships and develop additional SPL partnerships in the future.

On September 22, 2025, we began to implement a workforce reduction plan (the “Plan”) as part of our ongoing efforts to streamline operations, improve our cost structure, and align resources with strategic priorities. The Plan is expected to result in a reduction of approximately 34% of the Company’s workforce globally, which includes both directly employed personnel and individuals engaged through third-party employer-of-record arrangements, and is expected to be substantially completed by November 2025.

On November 12, 2025, the Company entered into an amendment (the "CFO Severance Agreement Amendment") to that certain Severance Agreement, dated March 10, 2025, by and between the Company and Douglas Swirsky, pursuant to which Mr. Swirsky will transition from his position as Chief Financial Officer of the Company, effective May 31, 2026 (the “Retention Date”).  Mr. Swirsky will continue to be eligible for bonus payments for fiscal year 2025 and the applicable portion of 2026;  in addition, to support the retention of Mr. Swirsky through the Retention Date and in exchange for executing a separation and release agreement, he will be entitled to a one-time payment of $150,000, payable following the Retention Date.  Following May 31, 2026, Mr. Swirsky will provide the company with consulting services for a period of eighteen consecutive months during which his equity awards will continue to vest in accordance with their terms based on his continued service and the Company will reimburse Mr. Swirsky for the cost of his COBRA benefits.  Mr. Swirsky will be eligible to receive a monthly fee of $10,000 per month, payable in arrears, for services to the Company

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2025	2024

	(in thousands)

Total revenue	$6,829	$8,164
Cost of goods sold	1,596	1,928
Gross profit	5,233	6,236
Operating expenses
Research and development	5,316	5,316
Sales and marketing	3,936	6,207
General and administrative	6,028	7,745
Restructuring expense	3,058	—
Depreciation and amortization	1,044	1,021
Total operating expenses	19,382	20,289
Operating loss	(14,149)	(14,053)
Other income
Interest income	1,733	2,496
Total other income	1,733	2,496
Net loss	$(12,416)	$(11,557)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,376	$1,764	$(388)	(22%)
PA revenue	2,577	3,432	(855)	(25%)
License revenue	1,803	2,528	(725)	(29%)
Assay service revenue	248	—	248	—
Other service revenue	402	416	(14)	(3%)
Total core revenue	6,406	8,140	(1,734)	(21%)
SPL Program-related	423	24	399	1,663%
Total revenue	$6,829	$8,164	$(1,335)	(16%)

Total revenue for the three months ended September 30, 2025 was $6.8 million, a decrease of $1.3 million, or 16%, compared to $8.2 million during the three months ended September 30, 2024.  The decrease was primarily driven by a decrease in a core revenue in the amounts shown in the table above.

Total core revenue for the three months ended September 30, 2025 was $6.4 million, a decrease of $1.7 million, or 21%, compared to the three months ended September 30, 2024.  Our overall decrease in core revenue was primarily driven by decreases in instrument revenue, PA revenue and license revenue of $0.4 million, $0.9 million, and $0.7 million, respectively.

The $0.4 million increase in program-related revenues for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

Notwithstanding decreases in 2025, we expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and license and PA sales and also as the percentage of our installed base that are under SPL license agreements increases. We expect revenue from PA and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well-positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period to period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress, and our dependence on the program decisions of our partners.

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

During the three months ended September 30, 2025, gross margin was 77% compared to 76% for the three months ended September 30, 2024.  The increase in gross margin was primarily due to an increase in program-related revenue.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,596	$1,928	$(332)	(17%)
Gross profit	$5,233	$6,236	$(1,003)	(16%)
Gross margin	77%	76%

Cost of goods sold decreased by $0.3 million or 17%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by decreases in instrument and PA sales.

Gross profit decreased by $1.0 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by the decrease in instrument and PA sales.

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

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$5,316	$5,316	$-	0%

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

Research and development expenses remained flat for the three months ended September 30, 2025 compared to the three months September 30 2024.  Increases of $0.2 million of lab expense, $0.1 million in professional fees, and $0.1 million in software expenses, all due to timing of expenses were offset by decreases of $0.3 million in stock-based compensation and $0.1 million of compensation expenses.

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

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$3,936	$6,207	$(2,271)	(37)%

Our sales and marketing expenses consist primarily of salaries, commissions, and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $2.3 million, or 37%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a $1.0 million decrease in compensation expenses due to a reduction in headcount, and a $0.5 million decrease in stock-based compensation, a $0.3 million decrease in marketing expenses, and a $0.1 million decrease in travel expense.

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

General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$6,028	$7,745	$(1,717)	(22)%

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

General and administrative decreased $1.7 million, or 22%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a $0.6 million decrease in stock-based compensation, a $0.6 million decrease in legal fees, a $0.2 million increase in compensation expense, and $0.2 million decrease in public company expenses, and a $0.1 million decrease in overhead expenses.

We expect that our general and administrative expenses will increase in absolute dollars in future periods, primarily due to support anticipated growth in the business.

Restructuring Expense

We incurred $3.1 million in restructuring expense during the three months ended September 30, 2025 due to the implementation of the Plan.  We did not incur restructuring expense during the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used actively in the business, primarily by research and development activities. Amortization expense includes the amortization of intangible assets over their respective useful lives.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,044	$1,021	$23	2%

Depreciation and amortization expense increased by $23,000, or 2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Interest Income

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$1,733	$2,496	$(763)	(31)%

Interest income represents interest on our cash balances and investments.  Interest income decreased $0.8 million, or 31% for the three months ended September 2025 compared to the three months ended September 30, 2024.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Total revenue	$25,726	$29,934
Cost of goods sold	4,612	4,819
Gross profit	21,114	25,115
Operating expenses
Research and development	17,488	17,613
Sales and marketing	15,420	20,188
General and administrative	22,634	22,487
Restructuring expense	3,058	—
Depreciation and amortization	3,185	3,123
Total operating expenses	61,785	63,411
Operating loss	(40,671)	(38,296)
Other income
Interest income	5,637	7,838
Total other income	5,637	7,838
Net loss	$(35,034)	$(30,458)

Revenue

The following table provides details regarding the sources of revenue for the periods presented:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$4,961	$5,454	$(493)	(9%)
PA revenue	9,577	9,838	(261)	(3%)
License revenue	6,953	7,742	(789)	(10%)
Assay service revenue	441	—	441	—
Other service revenue	916	868	48	6%
Total core revenue	22,848	23,902	(1,054)	(4%)
SPL Program-related	2,878	6,032	(3,154)	(52%)
Total revenue	$25,726	$29,934	$(4,208)	(14%)

Total revenue for the nine months ended September 30, 2025 was $25.7 million, a decrease of $4.2 million, or 14%, compared to $29.9 million during the nine months ended September 30, 2024.  The decrease was primarily driven by a decrease in program-related revenue.

Total core revenue for the nine months ended September 30, 2025 was $22.8 million, a decrease of $1.1 million, or 4%, compared to the nine months ended September 30, 2024.  Our overall decrease in core revenue was primarily driven by decreases in license revenue of $0.8 million, decreases in instrument and PA revenue of $0.5 million and $0.3 million, respectively, offset by an increase in assay and other service revenue of $0.5 million.

The $3.2 million decrease in program-related revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$4,612	$4,819	$(207)	(4%)
Gross profit	$21,114	$25,115	$(4,001)	(16%)
Gross margin	82%	84%

Cost of goods sold decreased by $0.2 million or 4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreases in instrument and PA sales.

Gross profit decreased by $4.0 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by the decrease in license and program-related revenue.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$17,488	$17,613	($125)	(1)%

Research and development decreased by $0.1 million, or 1% for the nine months ended September 30, 2025 compared to the nine months ended September 30 2024.  Decreases of $0.7 million in stock-based compensation and $0.5 million in lab expense were offset by increases of $0.4 million in both engineering expenses and professional fees, both due to timing of expenses, $0.2 million in occupancy expenses, and $0.1 million in compensation expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$15,420	$20,188	$(4,768)	(24%)

Sales and marketing expenses decreased by $4.8 million, or 24%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $3.0 million decrease in compensation expenses due to a reduction in headcount, a $0.5 million decrease in travel expense commensurate with the reduction in headcount, a $0.4 million decrease in professional fees, a $0.2 million decrease in marketing expenses, and a $0.7 million decrease in stock-based compensation.

General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$22,634	$22,487	$147	1%

General and administrative increased by $0.1 million, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by a $0.6 million increase in professional fees, offset by a $0.2 million decrease in legal fees, and by a $0.3 million decrease from a one-time fixed asset disposal loss occurring during nine months ended September 30, 2024.

Restructuring Expense

We incurred $3.1 million in restructuring expense during the nine months ended September 30, 2025 due to the implementation of the Plan.  We did not incur restructuring expense during the nine months ended September 30, 2024.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$3,185	$3,123	$62	2%

Depreciation and amortization expense increased by $62,000, or 2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interest Income

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$5,637	$7,838	$(2,201)	(28%)

Interest income decreased $2.2 million, or 28%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  The decrease was driven by decreases in interest rates and average cash and investment balances during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2025, we incurred a net loss of $35.0 million. As of September 30, 2025, we had an accumulated deficit of $251.9 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.  On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(31,721)	$(19,789)
Investing activities	16,259	8,597
Financing activities	551	1,644
Net decrease in cash and cash equivalents	$(14,911)	$(9,548)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $31.7 million, and consisted primarily of our net loss of $35.0 million, which was offset in part by net non-cash expenses of $10.9 million.  Net non-cash expenses include stock-based compensation of $8.5 million, depreciation and amortization expenses of $3.3 million, and an aggregate of $1.3 million in other non-cash charges offset by amortization of discounts on investments of $2.2 million. We also had net cash outflows of $7.6 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.3 million due to timing considerations, an increase in accounts receivable of $3.6 million, an increase in other assets of $0.9 million, a decrease in operating lease liabilities of $0.9 million, and a decrease in deferred revenue and other liabilities of $0.1 million, offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in inventory of $0.6 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $19.8 million, and consisted primarily of our net loss of $30.5 million, which was offset in part by net non-cash expenses of $9.7 million.  Net non-cash expenses include stock-based compensation of $9.9 million, depreciation and amortization expenses of $3.3 million, an increase to our excess and obsolete inventory reserve of $0.8 million, and an aggregate of $0.7 million in other non-cash charges offset by amortization of discounts on investments of $5.1 million. We also had net cash inflows of $1.0 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of an increase in deferred revenue of $1.6 million, a decrease in accounts receivable of $1.3 million, and a decrease in inventory of $0.8 million, offset by a decrease in accounts payable and accrued expenses of $1.4 million due to timing considerations, an increase in other assets of $0.7 million, a decrease in operating lease liabilities of $0.4 million and an increase in prepaid expenses and other current assets of $0.2 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was $16.3 million, which was primarily attributable to maturities of investments of $117.6 million, offset by purchases of investments of $98.0 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $1.5 million.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $8.6 million, which was primarily due maturities of investments of $128.4 million, offset by purchases of investments of $118.3 million and purchases of property and equipment of $1.5 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 and 2024 was $0.6 million and $1.6 million, respectively, from the exercise of stock options and employee purchases of common stock from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2025 consisted primarily of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease are $24.4 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which term expires on December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease are $0.9 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the years ending December 31, 2025 and December 31, 2026.  Our estimate of the fair value of the liability for contingent consideration was $25,000 as of September 30, 2025.

We had no debt obligations as of September 30, 2025 and December 31, 2024.

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

There have been no material changes, except as described below to our critical accounting estimates from those disclosed in our condensed consolidated financial statements and the related notes and other financial information included in the 2024 Form 10-K.

Business Combination Accounting-Developed Technology

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates affect the amount of consideration that is allocable to assets and liabilities acquired in the business acquisition.  The Company recorded $471,000 in developed technology upon the acquisition of SeQure.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of events or circumstances that indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have concluded we are a single reporting unit, and therefore the quantitative assessment of goodwill impairment would involve comparing our fair value to our carrying value. If the carrying value exceeds the fair value, a goodwill impairment charge is recorded.  Determining our fair value required us to make assumptions and estimates, the most significant of which are projected future growth rates, discount rates, capital expenditures, tax rates, gross margins and terminal value. Changes in key estimates or market conditions, could result in an impairment charge. For the three and nine months ended September 30 2025, we did not recognize a goodwill impairment.

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

Subsequent Events

On November 12, 2025, the Company entered into the CFO Severance Agreement Amendment with  Douglas Swirsky, pursuant to which Mr. Swirsky will transition from his position as Chief Financial Officer of the Company,  effective as of the Retention Date.  Mr. Swirsky will continue to be eligible for bonus payments for fiscal year 2025 and the applicable portion of 2026;  in addition, to support the retention of Mr. Swirsky through the Retention Date and in exchange for executing a separation and release agreement, he will be entitled to a one-time payment of $150,000, payable following the Retention Date.  Following May 31, 2026, Mr. Swirsky will provide the company with consulting services for a period of eighteen consecutive months during which his equity awards will continue to vest in accordance with their terms based on his continued service and the Company will reimburse Mr. Swirsky for the cost of his COBRA benefits.  Mr. Swirsky will be eligible to receive a monthly fee of $10,000 per month, payable in arrears, for services to the Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Rekha Hemrajani, a director, on March 19, 2025, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The details of this plan are set forth below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Rekha Hemrajani	Director	Adoption	June 16, 2025	June 1, 2026	130,684

CFO Severance Agreement Amendment

On November 12, 2025, the Company entered into the CFO Severance Agreement Amendment with  Douglas Swirsky, pursuant to which Mr. Swirsky will transition from his position as Chief Financial Officer of the Company,  effective as of the Retention Date.  Mr. Swirsky will continue to be eligible for bonus payments for fiscal year 2025 and the applicable portion of 2026;  in addition, to support the retention of Mr. Swirsky through the Retention Date and in exchange for executing a separation and release agreement, he will be entitled to a one-time payment of $150,000, payable following the Retention Date.  Following May 31, 2026, Mr. Swirsky will provide the company with consulting services for a period of eighteen consecutive months during which his equity awards will continue to vest in accordance with their terms based on his continued service and the Company will reimburse Mr. Swirsky for the cost of his COBRA benefits.  Mr. Swirsky will be eligible to receive a monthly fee of $10,000 per month, payable in arrears, for services to the Company.

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

MaxCyte, Inc.

Date: November 13, 2025	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer (Principal Financial Officer)