Form 10-K
period 2025-12-31
MAXCYTE, INC.
filed 2026-03-25
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s common stock of $2.18, as reported by the Nasdaq Global Select Market as of that date, was approximately $230.7 million.

As of March 17, 2026, the registrant had 106,861,428 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Cell therapy has emerged as one of the fastest growing and most promising treatment modalities to address a host of human diseases. Recent developments in multiple U.S. Food and Drug Administration (the “FDA”) approved cell therapies in generating promising data suggests that they may be able to provide long-lasting amelioration of symptoms or presence of disease has catalyzed tremendous investment—leading to significant growth in cell-based therapies being evaluated for therapeutic applications. The Alliance for Regenerative Medicine (“ARM”), an international advocacy organization, estimates that the regenerative medicine sector, which consists of gene, cell, and tissue-based therapeutic developers raised an aggregate of $11.1 billion in 2025 and that, as of December 2025, there were more than 2,120 active clinical trials focused on regenerative and advanced medicine, which includes gene therapy, cell-based immuno-oncology, cell therapy and tissue engineering.

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes five instruments, which we call the DTx™, the ATx™, the STx™, the GTx™, and the VLx™, as well as a portfolio of proprietary related disposables and consumables. We launched our DTx electroporation platform for discovery in February 2026. Our disposables include PAs designed for use with our instruments and our consumables include accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes an application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health (“NIH”), our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 32 SPL customers, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2024 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our

Flow Electroporation® technology is used by one of our SPL customers to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

In January 2025, we acquired SeQure Dx, (“SeQure”) a market leader for on-target and off-target editing assessment services for cell and gene therapies. We expect that this acquisition will strengthen our ability to serve ex vivo and in vivo cell and gene therapy developers with an innovative suite of tools and services spanning early R&D through clinical development and commercialization. The integration of SeQure into our Company has allowed us to expand our service offerings for our partners and leverage our commercial and field application scientist teams to work with developers earlier in their research processes.

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

In addition to the high performance and flexibility of the ExPERT platform, we believe our licensing model further reduces clinical risk and development timelines for our cell therapy customers. By entering into SPL agreements with us, for example, our customers gain access to our FDA Master File to support their IND-enabling studies and potentially shortening clinical development. Our FDA Master File, which is a submission to the FDA with confidential detailed information about our products, methods, processes and data, was originally established in 2002 and has been continuously updated as platform improvements have been implemented to support different applications and cell types. The FDA Master File and equivalent Technical Files and Master Files in other countries can be referenced by our customers to support their own regulatory submissions with the goal of accelerating regulatory submissions processes for our customers. To date, our FDA Master File and Technical Files have been referenced by our customers in over 75 clinical trials.

•	Recurring revenue model provides high visibility, with drivers of potential long-term upside. Our business model enables us to generate revenue from five sources: sales of instruments, PAs and consumables to new customers; additional sales of instruments, PAs and consumables to our existing installed base; annual instrument license fees from cell therapy customers; potential precommercial milestones under SPL agreements; and potential commercial sales-based payments under SPL agreements. We generate recurring revenue from our ExPERT instrumentation licenses, as well as PAs and consumables (or buffer) sales, which provides high visibility into future near-term revenue. In addition to recurring revenue, we have the potential to receive meaningful precommercial and commercial payments under SPL agreements as our customers achieve success in advancing programs through the clinical stage and into the commercial stage. The total pre-commercial milestone opportunity across our 31 SPL agreements has the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 13 clinical programs active under our SPL agreements as of December 31, 2025, the total pre-commercial milestone opportunity could exceed $130 million if all of the active programs were to achieve regulatory approvals. We have received over $30 million in milestone revenue to date..
•	Leadership team and workforce with deep domain knowledge. Our management team combines strong and broad subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of scientific, engineering, regulatory and business disciplines. We have supplemented our diverse technical experience by assembling a deep operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe the team we have assembled with talent from multiple disciplines and a science- and customer-focused culture represents a significant competitive advantage for us. As of December 31, 2025, of our 91 full-time employees, 50 have advanced degrees, including 23 with Ph.D. degrees.

Our Technology Platform

The foundation of our technology platform is our proprietary and patented Flow Electroporation technology, which we have developed and optimized for more than 25 years. Electroporation, or electro-permeabilization, leverages the fundamental properties of cell membranes, the ability to create reversible permeability in the presence of an electric potential, as a universal method to introduce foreign molecules, or transfect, eukaryotic cells, which are cells with a cell membrane and nucleus. Electroporation can be applied to almost any eukaryotic cell type to deliver a broad range of molecules, including DNA, messenger RNA (“mRNA”), small interfering RNA (“siRNA”), and proteins. Our proprietary Flow Electroporation platform is fully scalable and can support small-scale research and development and manufacturing through large-scale cell engineering for development of commercial therapeutics.

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

Our ExPERT platform consists of five instruments, the DTx, ATx, STx, GTx and VLx, which use a broad range of PAs, of different volumes to enable scalable electroporation from tens of thousands to billions of cells to facilitate the translation of complex cellular therapies from concept to clinical development, in support of the intended therapeutic commercialization. Our family of instruments and PAs has been designed to support scale-up for cell therapy development, as shown in the picture below.

Concept
DoE
Optimization
Verification
Phase I
Pivotal
Validation
Approval
On-Market
DTx
ATx
GTx
GTx
Consumables (referred to as processing assemblies) facilitate scale-up on a single platform

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

Our Industry Background

As the cell therapy market continues to evolve, developers face both the challenges of more complex approaches, which are being deployed to improve efficacy, reduce time to treat patients and expand the application of cell therapy to additional indications . The use of viral vectors, which are commonly used for gene and protein delivery, carries several challenges, however, especially given the increase in complexity of these “next-generation” ex vivo cell therapy approaches, such as:

•	Viral payload limitations. Many methods of gene manipulation require delivery of relatively large payloads, including proteins such as Cas9 for CRISPR or DNA and mRNA molecules that encode large therapeutics proteins. Viral vectors, particularly Adeno-Associated Virus (“AAV”), have fundamental payload capacity limitations, curtailing their utility for complex engineering systems. Additionally, the cell therapy industry has continued to shift to using complex molecules including combinations of proteins and mRNA which cannot be delivered by viral means.
•	Concerns around toxicity. Given viruses used in gene therapy by default infect human cells, there continue to be questions around the safety profile associated with viruses. In particular, there are concerns over the potential for random integration of lentiviruses and the widespread presence of neutralizing antibodies against many AAV serotypes used in gene therapies.
•	Costs and time to market. Concerns exist regarding viral vector manufacturing capacity and the cost associated with viral development and manufacturing. Additional bottlenecks arise from demand for viral approaches, which has led to subsequent demand for cGMP plasmids. Furthermore, vein-to-vein manufacturing times remain high and efficiencies are needed to deliver cell therapeutic medicines to patients faster.

Novel intracellular delivery approaches are needed to support the increased complexity of the burgeoning cell therapy pipeline. These advanced delivery technologies must address a number of needs that include reducing immunogenicity risk of viral vectors, driving high efficiency of multi-molecule delivery while maintaining high cell viability and potency, reducing the risk of potential genotoxicity of multiplex editing (potential for translocations), delivering a large number of molecules at scale, the ability to deliver to a large number of cell types in a time efficient matter, and manufacturing in a cGMP environment, all at a manageable cost.

The challenges of viral delivery methods and increased complexity of next-generation cell therapies have driven increased adoption of non-viral delivery technologies, such as electroporation. We believe our ExPERT technology is well positioned as a non-viral delivery platform in the cell therapy market. Originally developed in 1999 for the cell therapy market, we have systematically designed and improved the platform to deliver any molecule, into any cell at any scale, with high efficiency and under cGMP conditions. Our ExPERT platform is now the delivery backbone for a number of next-generation cell therapy programs, including one that has received FDA approval and is presently being commercialized.

Our Agreements with Customers

We have a diverse portfolio of clinical customers and licensees that mirror the overall next-generation engineered ex vivo cell therapies. While difficult to predict given uncertainty around regulatory approvals and clinical risk, the first next-generation ex vivo cell therapy using non-viral approaches was approved in the United States in 2023 using our platform.

Our platform’s ability to engineer a diversity of cell types (including CAR-T, chimeric antigen receptor Natural Killer cells (“CAR-NK/NK”), T cell receptor cells (“TCR”) and stem cells) and cell sources (autologous and allogeneic) enhances our opportunity by potentially providing SPL agreement revenues regardless of which approaches advance in the coming years. Additionally, our instruments and platform have been used in over 75 clinical trials to date for drugs being developed to treat a variety of indications, from hematological malignancies to solid tumors to inherited genetic disorders. We believe that the increasing number of publications highlighting the performance of our platform compared to other electroporation, transfection and transduction approaches will continue to drive acceptance of our products in the cellular engineering market segments.

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

The following graphic is an example of typical single-product revenues from a representative SPL agreement:

Our SPL agreements and research and clinical licenses may be terminated at the option of our customers at any time. Annual instrument license fees are non-refundable and customers may not use our instruments or process assemblies after terminating their agreement with us. We retain title to the instrument in each of our licenses. Upon contract termination, our customers would be responsible for any further clinical studies or data development that regulators may require to allow a change in their cell engineering methodology. We have entered into 33 SPL agreements with commercial cell therapy developers, with 31 of those agreements currently active.

Of our SPL customers, one is in the commercial stage and 13 are active in clinical development as of December 31, 2025, meaning they have at least an FDA-cleared IND application or foreign equivalent. An IND is a request for authorization from the FDA to administer a therapeutic being investigated in humans in a clinical research setting and to ship such products in interstate commerce for use in investigational clinical trials. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. Clinical trials then involve the administration of the investigational product to human subjects under the supervision of qualified investigators and are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Our 31 SPL agreements have the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 13 clinical programs active under our SPL agreements as of December 31, 2025, the total pre-commercial milestone opportunity can exceed $130 million if all of the active programs were to achieve regulatory approvals. We have received over $30 million in milestone revenue to date. Clinical development involves a lengthy and expensive process with uncertain outcomes, including the results of pre-clinical research, as well as clinical trials demonstrating product safety and efficacy, and therefore our customers may not begin or complete clinical development, and may never receive FDA or other regulatory approval for all or any product candidates covered by their SPL agreements with us, in which case we will not receive the full potential precommercial milestone payments or the sales-based commercial payments or royalties contemplated by our SPL agreements. Although Precision BioSciences, Inc. terminated its SPL agreement subsequent to its announced license of the Azercabtagene Zapreleucel (azer-cel) program to Imugene Limited and TG Therapeutics, Inc., both Imugene (USA), Inc. and TG Therapeutics, Inc. have since entered into SPL agreements with MaxCyte for azer-cel.

Our Products

ExPERT Instruments

The ExPERT instrument family was designed to provide a single unifying technology that can be used from concept to clinic, with both the research and clinical versions of an instrument incorporating the same underlying technology and protocols. Our customers have a choice of five different instrument versions that are standardized on the same technology to deliver equivalent high performance—DTx, ATx, STx, GTx and the VLx, as well as a portfolio of proprietary related PAs and consumables. Customers can start with the lower to medium scale research instrument (DTx and ATx) and then scale up to the clinical version (GTx) without the need for re-optimization or re-validation. The STx provides the same scale as the GTx but is used for drug discovery applications, such as preclinical monoclonal antibody production, and not for human therapeutic use. VLx provides the capability for large-scall cell engineering and drug discovery applications. The DTx, ATx and STx are not covered by our FDA Master File or our Technical Files.

We believe these systems will also be supportive of the commercial marketing of our customers’ therapeutic products that we enable. Our platform allows our customers to perform their research and process optimization on a research platform and seamlessly scale to a clinically validated, cGMP environment and 21 CFR Part 11 compatible clinical platform. Further, we believe our platform provides an opportunity for our customers to realize significant time and cost savings.

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

The following chart summarizes the features of the five ExPERT instruments:

ExPERT DTx: Designed for research and discovery applications

The ExPERT DTx a high throughput transfection platform for research and drug discovery applications. The DTx streamlines workflows by processing up to 96 samples in a single-three minute run. The DTx was developed for researchers whether performing gRNA or nuclease screens, antibody discovery, or evaluating novel receptor constructs. With directly scalable, precision turned electroporation protocols, we believe the DTx supports a clear, efficient path to downstream development and GMP-compliant manufacturing when paired with the ATx, STx and GTx. We announced the launch of the DTx in February 2026.

ExPERT ATx: Research focused, static electroporation for small to medium scale transfection

Our ExPERT ATx static electroporation instrument is a research focused, high performance electroporation platform for small to medium scale transfection. The ATx instrument delivers high efficiency and viability at research scale and can utilize our range of PAs capable of transfecting from 75,000 to 700 million cells, depending on the specific cell type. Additionally, our ATx instrument is compatible with all of our static PAs, which can also be used on our GTx instrument, allowing for a seamless transition to our clinical cGMP-compatible platform. The ATx is designed and used by our customers for early design of experiment and process optimization at small scale to minimize cell acquisition and reagent costs. Once optimized for the biological function with smaller numbers of cells, the process can be replicated and scaled before being transferred to the clinical platform (GTx) for eventual manufacturing in the cGMP suite or to the STx platform for drug discovery and bioprocessing applications.

ExPERT STx: Flow Electroporation for protein production and drug development

Our ExPERT STx instrument, which is generally used in the field of protein production and for other drug discovery applications, also incorporates our proprietary Flow Electroporation Technology for high yield transient expression of proteins, viral vectors, vaccines, and virus like particles (“VLPs”). Our STx instrument yields high transfection efficiency and can rapidly transfect from 75,000 to 20 billion cells depending on the cell type. When combined with flexible cell culture strategies, the STx allows for substantial improvement in yields of high-quality, transiently expressed proteins while enabling reduced media costs.

Another key application area for the STx is expression of therapeutic targets and reporter molecules for cell-based assays. Traditionally, drug screening has been performed using stable cell lines because conventional transfection technologies, such as lipofection, may induce changes to membrane composition and they do not offer the consistency and scalability that are critical for sensitive, high throughput screens. By enabling high efficiency transfection of multiple plasmids simultaneously into billions of cells, the STx provides drug developers with the ability to express complex, multi-subunit proteins, such as ion channels, in physiologically relevant cells. The high viability of our transfected cells leads to robust assay responses on multiple platforms, including automated electrophysiology and high content screening technologies.

Moreover, precise control over loading efficiency gives assay developers the ability to “dial in” optimal assay windows. By providing applications for cell-based assays, the STx offers a unique opportunity to apply our technology.

ExPERT GTx: Flow Electroporation for large scale transfection in therapeutic applications

The ExPERT GTx incorporates our proprietary Flow Electroporation technology for use in the cGMP manufacturing of cellular therapies with clinical uses. By incorporating the Flow Electroporation technology, larger volumes of up to 20 billion cells can be electroporated within 20 minutes. With a processing potential that ranges from 75,000 to 20 billion cells, depending on the cell type, on a cGMP, 21 CFR Part 11 compatible system, the GTx represents a platform for clinical electroporation at large scale.

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

ExPERT VLx: Designed for very large volume cell-engineering

The ExPERT VLx Large-Scale Transfection System is a cGMP compliant instrument specifically designed for very large volume cell-engineering. Using proprietary Flow Electroporation technology, the VLx supports the ability to transfect up to 200 billion cells in less than 30 minutes—10 times the capacity of the STx and GTx. This system is designed for the rapid and large-scale production of recombinant proteins, monoclonal antibodies, viral vectors, vaccines, VLPs and allogeneic cell therapies. We launched the VLx to provide customers with an easy to use, large-scale system that incorporates the benefits of the ExPERT platform for large-scale bioprocessing. As of September 2023, the VLx has an established regulatory path supported by our FDA Master File.

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

Our ExPERT system uses two classes of PA designs — a static cuvette used for smaller cell volumes (from 75,000 cells up to 200 million cells, depending on the cell type) and a cartridge design that is used for both static and Flow Electroporation for larger cell volumes (700 million up to tens of billions of cells). The Flow Electroporation PA (“Flow PA”) allows for processing of cellular volumes ranging from 5 mL to 1,000 mL and up to tens of billions of cells. The Flow PA consists of bags and associated tubing, made from medical grade materials, that are connected to the electroporation cartridge. Users transfer their cells and loading molecules to the sample bag, and the pump on the GTx, STx or VLx instrument uses air pressure to deliver a fixed volume of cells into the cartridge chamber where they are electroporated. Once the electroporation is complete, the cells are moved to the collection bag and the chamber is filled with the next volume of cells for electroporation. This process is repeated until the entire sample volume is processed. The maximum volume of 1,000 mL of cells can be processed in less than 30 minutes.

Examples of our two ExPERT PA design classes are shown in the pictures below:

We have conducted extensive end-user research to continue improving the design of the PAs and the range of products available. We launched the ExPERT cuvettes in 2020 based on customer feedback, which incorporated design improvements to facilitate handling and ease of use, and we have continued to expand the availability of the ExPERT PA portfolio design. We have also expanded our portfolio of multi-well cuvettes, which reduce manual handling and improve productivity in the lab, with the launch of our R-50x8. The R-50x8 is an 8-well cuvette capable of processing up to 225,000 cells in each well, depending on the cell type. By enabling eight samples to be processed in the same cuvette, a more efficient workflow can be achieved by users.

In 2022, we added the R/G-20K Flow Electroporation Processing Assembly for our STx and GTx platforms, which can process between 5 mL and 20 mL sample volumes, which can accommodate between 200 million and up to 4 billion cells, depending on the cell type. The R/G-20K assembly allows clients to develop therapies at small or mid-scale volumes with improved cell recovery in a closed process adaptable format to assist in de-risking their manufacturing process at the electroporation step. To further support our customers’ sterile closed process workflows, we also introduced ‘Closed Process Electroporation Buffer’ products in two volume sizes, 500 mL and 1 Liter, which allow for the sterile addition of our proprietary electroporation buffer to concentrated cell samples before electroporation. At the same time, for our VLx Platform, we introduced the R/G-1L Flow Electroporation Processing Assembly, which can process in 30 minutes or less between 100 mL and 1 Liter sample volume accommodating up to 200 billion cells in a single run. The R-1L assembly allows for large volume sample processing that can be adapted to a closed and sterile workflow for continuous end-product production.

The following matrix shows our full line of currently available PAs and their respective specifications and features, including the ExPERT instruments with which they can be used:

We are committed to strategically investing in improvements in the PA design and range of products to ensure that customers have solutions that address all of their volume and use requirements, in both research and clinical settings, including current development of advancements for PAs that support the VLx.

Supporting Products

Our proprietary electroporation buffer, a balanced salt solution that provides a physiologically appropriate environment for cells during transfection, is formulated for use with all our instrument platforms and PAs. This consumable is used for all mammalian cell types, eliminating the need to change buffers as users switch protocols, cell types or scale up. The buffer is made in a cGMP facility, is fully chemically defined and is free of human or animal components, and is tested to meet technical, sterility and endotoxin specifications. This buffer formulation is a key contributing factor, in combination with instrument and PA design features, to the flexibility, high efficiency and viability that can be achieved by customers across the broad range of cell types processed using our platform. With the acquisition of SeQure in January 2025, we acquired a suite of assays and a service offering conducting those assays. These assays and associated services assess the risk that gene editing technologies have unintended consequences for the genome. We believe conducting such analysis to be critical for the regulatory approvals needed to conduct clinical trials and are frequently used in earlier phases of development. SeQure licenses and has developed a unique set of assays that include cell-based assays, biochemical assays, and in silico analysis that can help support cell therapy developers in internal decision-making and supporting regulatory filings.

Sales and Marketing

We follow a direct sales model in North America, the United Kingdom, and Europe, while also selling through third-party distributors in Asia and some regions of Europe. As of December 31, 2025, we had over 23 field sales and application scientists located in the United States, the United Kingdom, and several regions in Europe and Asia. Since the commercial launch of our first Flow Electroporation instrument in 2003, the installed base of our instruments has grown to more than 857 instruments globally.

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

We have made substantial investments in product and technology development since our inception. Research and development expenses totaled $20.8 million and $22.2 million in the years ended December 31, 2025 and 2024, respectively.

We expect our research and development expenses to increase significantly for the foreseeable future as we develop data supporting the use of our products in various applications and continue to enhance our existing products as well as develop new products for our current and new markets.

Manufacturing and Supply

We design and develop our PAs and conduct final functional testing in our Maryland facility. PAs are manufactured both in our Maryland facility and at a third-party manufacturer. In addition, we design, develop and manufacture our ExPERT instruments in-house. Our in-house PA manufacturing and design function is certified as ISO 9001 compliant and our manufacturing facility and controlled-access shipping, receiving and storage spaces are located at our current headquarters in Maryland,. We also store a portion of our inventory at an off-site location for purposes of business continuity and risk mitigation.

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

Processing Assemblies

Our PAs are only available for purchase directly from us and our third-party distributors and are designed for use only with our instruments. The PAs are designed, developed, and shipped from our headquarters facility. We outsource supply and manufacturing of key PA components. Final clean-room assembly is performed at our headquarters facility and at a third party. In-house cleanroom PA assembly activities were initiated in 2022 to enhance operational control over quality, expand capacity, provide for multiple manufacturing sites and improve other areas of operations. In addition, in-house manufacturing allows research and development teams located in the same facility to more rapidly develop new products and enhancements.

Electroporation Buffer

Our proprietary GMP grade electroporation buffer is designed, developed, and shipped from our headquarters facility. We outsource to a third-party the production and bottling / bagging of the buffer into its final configuration for sale. The electroporation buffer is available for sale from MaxCyte and our third-party distributors only.

Supply

For both instrument and PA manufacturing, we regularly assess our supply chain to ensure our ability to respond to customer demand for our products. We have relationships with multiple custom parts manufacturers and electronics suppliers that can provide components for our instruments, including components currently provided by a single source. Approximately 13% of additions to inventory for the year ended December 31, 2025 were from one supplier. Single source suppliers are chosen for their business stability and scalability to minimize risk. If a single source supplier has a part or process that is time-consuming to transfer to another supplier, our approach is to hold enough inventory of that part to allow adequate time for technical transfer and qualification wherever possible. Our ongoing strategy is to maintain adequate levels of inventories at all times and we plan to continue the diversification of our supply chain as we scale. This inventory strategy was designed to minimize supply chain risk and as a result we are currently able to ship on demand and to date have never had a backorder for a product.

Competition

The life sciences market is highly competitive and dynamic, reflecting rapid technological evolution and continually evolving customer requirements. There are other companies, both established and early-stage, that have or are developing electroporation and other non-viral delivery technologies that could be applicable to both bioprocessing and cell engineering, and who are or may compete directly with our business. These companies include Lonza Group AG, Thermo Fisher Scientific Inc. (NYSE: TMO), Miltenyi Biotec, Bio-Rad Laboratories, Inc. (NYSE: BIO) and Harvard Biosciences Inc. (Nasdaq: HBIO), as well as several other smaller companies, including spinouts from academic labs.

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

Intellectual Property

Our long-standing intellectual property strategy has been to obtain patent protection in relevant jurisdictions over our instruments, processing assemblies and consumables, and related methods, as well as design patent protection covering the ExPERT™ system. As part of this strategy, we have focused on obtaining protection for our non-viral delivery platform to the extent possible, particularly in the United States and other key jurisdictions of commercial value. We also maintain a layered protection strategy that combines patent rights with proprietary know-how and trade secrets relating to our electroporation workflows, software/control parameters, and formulations.

As of December 31, 2025, we had more than 200 granted U.S. and foreign patents, including in Australia, Canada, Japan, China, South Korea, and certain countries in Europe, as well as over 100 pending patent applications worldwide. Our portfolio protects our core technology, including the Flow Electroporation® process, the processing assemblies and consumables used with our systems, control and process elements, and application methods of using our non-viral delivery platform. Protection over our instruments and related control and process elements is estimated to last through at least 2028, and protection for our electroporation applications is estimated to extend through at least 2037, subject to jurisdiction-specific patent term rules and other factors. Our design protection covering the ExPERT system has the potential to provide protection through at least 2048, subject to jurisdiction-specific term and maintenance requirements.

In addition, through our SeQure business, we hold and/or license intellectual property related to gene-editing risk assessment assays and associated methods. This intellectual property is intended to complement our platform strategy by strengthening workflow positioning around guide selection, off-target nomination, and confirmation of gene-editing outcomes, including a combination of owned and licensed patents and applications in relevant jurisdictions.

In addition to our granted patents and filed applications, we maintain protection over a number of trade secrets related to our cell processing technology and other core technology areas, including our electroporation protocols, pulsing patterns, software/control parameters, proprietary buffer, and other formulations we have developed. Our years of accumulated know-how, together with the technical expertise of our employees, provide us with a competitive advantage. We use this know-how and technical expertise to optimize, revise and improve our proprietary methods and protocols, such as cell handling and preparation techniques unique to different cells and target molecules, which we confidentially share with our customers.

We maintain the confidentiality of our trade secrets, know-how and proprietary methods and protocols to protect our intellectual property from competitors, including through confidentiality provisions in our agreements with our customers and through the execution of non-disclosure agreements with prospective clients. One key element of this protection is our FDA Master File and Technical Files described in more detail below, which allow us to submit to regulatory authorities confidential detailed information about our ExPERT system and processing assemblies. The relevant submission can be referenced by our customers or licensees to support their own regulatory filings without the need for us to disclose the confidential information contained in the FDA Master File and Technical Files.

We also seek to protect our brand through the procurement of trademark rights. As of December 31, 2025, we owned 20 registered trademarks in the United States, had 165 foreign trademark filings (registered and pending in the aggregate), and had one pending U.S. trademark application, as reflected on our active trademark filings list. This collection includes trademarks for our company name, logos and stylized versions of our ExPERT product line names and related branding, and includes SeQure-related branding. In order to supplement the protection of our brand, we maintain registration of several internet domain names.

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

Employees and Human Capital

As of December 31, 2025, we had 91 full-time employees which is inclusive of individuals employed through third-party employer-of-record (“EOR”) employees, 50 of whom have advanced degrees, including 23 with Ph.D. degrees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, training, incentivizing and integrating our existing and new employees, advisors and consultants. We have implemented an equity incentive plan, the principal purposes of which are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. More information about our equity incentive plan will be available in our proxy statement for the 2026 annual meeting of stockholders.

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

We are a cell engineering and life sciences company focused on advancing the discovery, development and commercialization of next-generation cell-based medicines. The biopharmaceutical development industry, where the majority of our customers operate, is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception and have financed our operations principally through private financings and public offerings of our securities. We have historically relied on sales and licensing of our instruments, as well as sales of our portfolio of single-use disposable PAs for the significant majority of our revenue. We may be unable to sell or license our instruments to new customers and existing customers may cease or reduce their utilization of our instruments or fail to renew licenses of our instruments. Our net losses were $44.6 million and $41.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $261.5 million. Our losses have resulted principally from expenses incurred for research and development for our cell engineering platforms and from sales and marketing costs, manufacturing expenses, management and administrative costs as well as other expenses that we have incurred while building our business infrastructure.

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

Our ExPERT technology platform and family of instruments was commercially launched in April 2019 with the latest instrument launched in February 2026. Sales and licensing of ExPERT technology systems and related instruments together accounted for 48% and 45% of our revenue for the years ended December 31, 2025 and 2024, respectively. We expect that, for at least the foreseeable future, sales and licensing of our ExPERT technology systems will continue to account for a substantial portion of our revenue. The sales cycle for our cell engineering instruments is complex and can take up to 12 months or longer to complete.

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

In addition, while the majority of our revenues are derived from biopharmaceutical customers, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. The National Institutes of Health (“NIH”) may also be significantly impacted by election cycles and legislative developments, and has experienced instability impacting biomedical research, including the termination of certain research grants and workforce reductions. Any future decrease in the amount of, or delay in the approval of, appropriations to NIH (and associated decreases in grants provided by the NIH) or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases or licensing of our products.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. Our investment in research and development may not result in the data we hope to develop to support marketing of our products or in marketable products or may result in products that take longer to generate revenue, or generate less revenue, than we anticipate. For the years ended December 31, 2025 and 2024, our research and development expenses were $20.8 million and $22.2 million, respectively, or approximately 63% and 58%, of our total revenue, respectively. Our future plans include increased significant investments in research and development of product opportunities for expansion of our products and new application areas for our products. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

Our international operations may raise additional risks, which could have an adverse effect on our operating results.

International customers have typically accounted for a meaningful portion of our revenue. For the years ended December 31, 2025 and 2024, approximately 36% and 33%, respectively of our revenue was derived from international customers, with the most significant markets being the United Kingdom, Switzerland, Canada and China. We expect that our international revenue and operations will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

In connection with the ongoing armed conflict between Russia and Ukraine, the U.S. government, United Kingdom and European Union countries have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the levels of government spending or the global supply chain. Conflicts between Russia and Ukraine, the recent Israel-U.S. military actions in Iran and attacks in nearby Middle Eastern countries, or elsewhere may directly or indirectly affect our supply chain, which may lead to negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets. Although we do not currently conduct any operations in Russia, Ukraine or the Middle East, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business or conduct operations, which could adversely affect our business and sales of our products.

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

We offer our cell engineering platform to customers who are engaged in drug, biologics and therapeutics discovery and development. These customers include large pharmaceutical companies, biotechnology companies of all sizes and non-profit and academic institutions. We receive early payments generated through sales of our ExPERT instruments and PAs and recurring revenue through the annual licenses of the ExPERT instrument to our partners, but we estimate that the vast majority of the economic value of the SPL agreements that we enter into with our customers is in the downstream payments that are payable only if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our customers to successfully develop and commercialize therapies discovered or produced using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory authorization or approval and commercialization apply to us derivatively through the activities of our partners. There can be no assurance that our customers will successfully develop, secure marketing or regulatory approvals for and commercialize any drug, biologic or therapeutic candidates discovered or produced with our instruments. As a result, we may not realize the intended benefits of these SPL agreements. We have 31 SPL agreements resulting in a growing number of clinical milestone payments. The first licensed program to receive regulatory marketing approval occurred in 2023.

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

For the year ended December 31, 2025, one cell therapy company with which we have entered into an SPL agreement accounted for 26% of our total revenue, and our five largest customers accounted for an aggregate of approximately 42% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue. These agreements cover a large number of programs under contract, and therefore represent a large portion of potential downstream value. In addition, our SPL agreements are typically terminable at will. As a result, if we fail to maintain our relationships with our SPL customers or if any of these customers discontinue their programs or transition to alternative cell engineering technologies, our future results of operations could be materially and adversely affected.

We expect that an increasing portion of our revenue will be derived from milestone payments from our SPL customers. Accordingly, we may be more dependent on the success of a limited number of our customers’ programs than we would be if our revenue was derived more broadly from many customer contracts. The loss of any of our large customers, or significant delays or discontinuations in our customers’ programs, could have an adverse effect on our ability to generate revenue.

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

We have pursued and may in the future pursue opportunities for collaboration, out-license, joint ventures, acquisitions of products, assets or technology, strategic alliances or partnerships that we believe could advance our development. For example, in 2025 we acquired SeQure. We may consider pursuing growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities. Proposing, negotiating and implementing these opportunities may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, technology or other business resources, may compete with us for these opportunities or arrangements. We may not be able to identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis on acceptable terms or at all.

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

As part of our strategy for growth, we have acquired a company, and in the future, we may acquire other companies, assets, or technologies in an effort to complement our existing offerings to enhance our market position. For example, in 2025, we acquired SeQure. Should we choose to pursue additional acquisitions in the future, we may not be able to find suitable acquisition candidates and we may not be able to complete such acquisitions on favorable terms, if at all. Any future acquisitions we make could subject us to a number of risks, including:

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

We rely on a limited number of suppliers for certain key components utilized in the assembly of our ExPERT instruments and manufacture of our PAs and consumables, and in some cases, such as certain instrument components (e.g., CPU chips or PA electrodes), we rely on a single supplier for a particular component, subassembly or consumable. Approximately 13% of our additions to inventory during the year ended December 31, 2025 were purchased from one supplier. Although in many cases we use standard components in our products, in some cases, components may only be purchased from a limited number of suppliers or a single supplier. Identifying and qualifying alternate sources may take time and involve additional expense, and there is no guarantee that current suppliers or alternate sources will timely deliver materials that meet our needs. If our customers experience a shortage or delay in delivery of our ExPERT instruments, PAs or consumables our business could be materially and adversely impacted.

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

Disruptions in global supplies could affect our ability to manufacture our PAs in commercial quantities successfully..

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

Many of our customers are early-stage biopharmaceutical and biotechnology with limited financial resources. These customers necessarily are selective with respect to which product candidates they select for development and advance through clinical trials. Beginning in 2023 and continuing in 2024 and 2025, we observed customers, particularly early-stage customers, reprioritize their spending and operations to focus on lead product candidates rather than secondary or tertiary programs. To the extent that our customers limit development and clinical advancement to a smaller group of product candidates, our opportunities to support them with our platform are reduced. As a result of limited financial resources, our customers may also discontinue development of product candidates. To the extent that any of these product candidates are supported by our platform, our product sales would be negatively impacted.

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

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in recent years, the U.S. government imposed and proposed, among other actions, new or higher tariffs on imports originating from China, Canada, Mexico, India, and other countries, and such countries have taken, or have threatened to take, retaliatory actions, including in some cases imposing retaliatory tariffs. These tariffs, and the related geopolitical uncertainty in U.S. trade policy may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or other nations that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. We cannot predict what additional changes to trade policy will be made in the future. As the situation continues to evolve, the Company anticipates that products it may import and products it may export may be adversely affected. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected. In addition, significant uncertainty with respect to such tariffs may also have a material and adverse effect on our business and operations.

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

Our customers who use our platform may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our products. Such laws include, but are not limited to, federal and state anti-kickback laws, false claims laws, transparency laws, and health information privacy and security laws.

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

Our results of operations and liquidity could be materially and adversely affected by economic conditions generally, both in the United States and elsewhere around the world. Recently, domestic and international equity and debt markets experienced, and may continue to experience, heightened volatility and turmoil, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. During 2025 and 2024, the Federal Reserve lowered interest rates three times each year, after raising interest rates at a significant pace during 2022 and 2023 in an effort to curb inflation. Although the Federal Reserve may continue to decrease rates in 2026, future decisions to decrease, hold steady, or increase interest rates and the timing of such decisions are unknown. Should the Federal Reserve make a decision to increase interest rates, higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer or business spending. In the event the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult or costly for us to raise funds if necessary, and our stock price may decline. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions, some of which may not be federally insured. If economic instability were to occur, we cannot be certain that we would not experience losses on these cash and cash equivalents.

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

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $156.7 million. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income or taxes may be limited. We previously experienced an ownership change and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted many significant changes to the U.S. tax laws. The Coronavirus Aid,

Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. The U.S. government enacted the Inflation Reduction Act in 2022, which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible than the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among other changes, the OBBBA permanently extended certain provisions that were enacted in the TCJA, such as the 100% bonus depreciation, and made certain changes to treatment of R&D costs (as further discussed under “Notes to Consolidated Financial Statements – Recent Accounting Pronouncements – Income Taxes”). Future guidance from the Internal Revenue Service and other tax authorities with respect to newly enacted federal tax legislation may affect us, and certain aspects of current tax law could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax legislation. Any resulting tax liability could adversely impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under current or future federal tax legislation could have a material impact on the value of our deferred tax assets, could result in significant one time charges, and could increase our future U.S. tax expense.

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

If a pandemic, epidemic, outbreak of an infectious disease, or other public health emergency occurs in the United States or worldwide, our business may be adversely affected, by, among other things, disruptions to the research and development activities of our customers, disruptions to the development of our collaboration partners’ product candidates, disruptions to our ability to enter into new collaborations with potential SPL customers in a timely manner, disruptions in the operations of our third-party manufacturing organizations upon whom we rely for the production and supply of our products, and other disruptions to our operations. We may also need to implement travel restrictions and other significant changes in how we operate our business. The operations of our customers may also be likewise altered. Potential implications of future public health emergencies may include:

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

We expect to grow in the future, and we may experience difficulties in managing our growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

As of December 31, 2025, we had 91 full-time employees which is inclusive of individuals employed through third-party employer-of-record (“EOR”) employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	improving our operational, financial and management controls, reporting systems and procedures.

We anticipate further growth in our business operations both inside and outside the United States. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, finance, customer service and sales organization management. We expect to increase our headcount and to hire more specialized personnel in the future as we grow our business. We will need to hire, train and manage additional qualified scientists, engineers, technical personnel, sales and marketing staff, and improve and maintain our products to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations.

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

General Risk Factors Associated with an Investment in Our Common Stock

We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock.

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. On March 16, 2026, we received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Select Market, and the Company’s common stock will continue to trade on the Nasdaq Global Select Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until September 14, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days prior to September 14, 2026.

If the Company does not regain compliance by September 14, 2026, the Company may be eligible for an additional 180 calendar day compliance period if it applies to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes the Company will be able to cure this deficiency. If Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. Upon receipt of such notice, the Company would have the right to appeal any determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Select Market until completion of the appeal process.

We may not be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects.

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

We engaged a third party to perform cybersecurity audits in 2021 and in the fourth quarter of 2024.  To date, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation, or financial condition.  To date, we have not experienced a material cybersecurity attack, such as a cybersecurity threat, a ransomware attack, computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks, or system failures.  The Company carries cybersecurity insurance and considers our coverage to be adequate.

Governance

Our Board, including the Audit Committee of the Board, and our management team are actively involved in the oversight of risks from cybersecurity threats.

Our Audit Committee discusses risks related to cybersecurity quarterly, and reports to the Board quarterly on such risks and events.  Our Vice President Information Technology presents information to the Audit Committee regarding cybersecurity risks and events quarterly.  The full Board also discusses cybersecurity risks and events annually.  If there are direct risks rising to the level of potential materiality, the management team reports such risks and events to the Board.

Our Vice President of Information Technology is responsible for day-to-day oversight of cybersecurity risk.  The individual currently holding the position of Vice President of Information Technology has held the role for four years, has eighteen years of experience in IT and software development (with eight of those years in management roles), and holds certification from MIT Sloan School of Management in cybersecurity risk management.  This individual is responsible for coordinating resources internally and externally regarding cybersecurity risk management and incident response, and reports directly to our Chief Executive Officer.

Our management team has also established a Cybersecurity Incident Response Team (the “CSIRT”), which is comprised of our Chief Executive Officer, the Chair of the Audit Committee of our Board, our Vice-President, Legal and our Senior Vice President, Human Resources. The CSIRT is responsible for responding to cybersecurity incidents.

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

Holders of Our Common Stock

As of March 17, 2026, there were approximately 20 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of December 31, 2025, we have fully used or invested an amount equal to the proceeds of our IPO, and there was no material change in the use of proceeds as described in the final prospectus of the IPO.

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

Our ExPERT platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based therapies. The ExPERT family of products includes five instruments, which we call the DTx, the ATx, the STx, the GTx, and the VLx, and related software protocols, as well as a portfolio of proprietary related PAs and consumables.

We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes a growing application scientist team. The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the NIH, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2024 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. As of December 31, 2025, we have placed more than 857 of our electroporation instruments with customers worldwide.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $33.0 million and $38.6 million for the years ended December 31, 2025 and 2024, respectively, and incurred net losses of $44.6 million and $41.1 million for those same years. As of December 31, 2025, we had an accumulated deficit of $261.5 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

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

Sales and Licenses of Instruments

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales and licenses of our ExPERT family of proprietary Flow Electroporation instruments to existing and new customers. We currently market five versions of our instruments, the DTx, the ATx, the STx, the GTx, and the VLx.. The ATx is primarily to academic institutions and investigative research users. The STx is primarily sold to end users for research and drug discovery purposes, and the GTx is licensed to customers for research, clinical or commercial use or sold for research use in certain circumstances or sold to academic centers for research or clinical use. We launched the VLx to provide our customers with an easier to use system that incorporates the benefits of the ExPERT platform. We announced the launch the DTx in February 2026. We view the demand for our instruments, whether in the form of sales or license, as an indicator of the health of our current business and as a predictor of future instrument sale and license revenue. As described below, we separately sell proprietary single-use processing assemblies, which we call PAs, that are necessary for our customers to use our electroporation instruments. Therefore, depending on the number of instruments that have been sold or are under active license, we have insight into the demand for PAs that will also translate to future revenue for us.

Our sales model varies based on the activity of the end customer, such as whether they are a translational research center, an academic center, a company focused on drug or biologic discovery, or a company engaged in cell therapy development, and the customer’s intended use of our platform. If our customer intends to use our platform for research or discovery only, we typically sell the instrument outright. Each of the ExPERT instruments have different prices based on the instrument’s features. When we sell an instrument, we also provide a non-exclusive license to our intellectual property for the customer to use the instrument broadly for research or discovery, as applicable. In the case of a sale, title to the instrument conveys to the buyer, but we retain ownership of intellectual property rights and software and protocols loaded onto the instruments.

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

Our installed base of electroporation instruments has grown to over 857 instruments as of December 31, 2025. This installed base includes both instruments sold to customers and instruments licensed for research and clinical use. Because of the size of the drug and biologic discovery market and our long history in that market, the installed base of instruments is currently weighted more heavily towards instruments sold for discovery and research applications. However, since each licensed instrument provides us with ongoing license revenues, the share of revenues from licensed instruments may grow as a share of our total revenue mix.

We plan to further grow our installed base of ExPERT instruments through additional sales and licenses to our current customers and through the sale or license of instruments to new cell therapy, product discovery, academic and other customers. To achieve this goal, we intend to further expand our commercial infrastructure, including through the expansion of our sales force and field application scientists. We have over 23 dedicated field sales and application scientist professionals globally.

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

We expect license revenue to continue to grow as those customers move their existing drug or biologic development programs into later-stage clinical trials and advance their preclinical pipeline programs into clinical development. In addition, we expect new customers to emerge and contribute to these revenues.

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

We refer to these arrangements as SPL agreements, the terms of which contain not only higher annual, non-exclusive fees for the clinical use of the instrument, but also allow us to share in the economics of the customer’s programs. We have 31 SPL partnerships with commercial cell therapy developers, On average, our current SPL agreements allow for approximately six product candidates per license, although this average may change over time. SPL agreements typically include potential payments to us upon the customer’s achievement of specified clinical development or regulatory milestones, as well as potential sales-based payments to us, which could be payments based upon the achievement of specified sales levels and/or royalty payments that are a percentage of the customer’s net sales. The amount of each milestone payment is typically correlated in size with value-creating, precommercial clinical progress events or commercial sales levels.

Under our current SPLs, one program is in commercial stage, and 13 programs are currently in clinical development as of December 31, 2025, meaning they have at least an FDA-cleared IND application or foreign equivalent. Our 31 SPLs have the potential to generate greater than $2 billion. This figure includes both existing active SPL programs currently in clinical development and future SPL programs that are encompassed in our SPL agreements. From the 13 clinical programs under our SPL agreements, the total pre-commercial milestone opportunity can exceed $130 million if all of the active programs were to achieve regulatory approvals. We have received over $30 million in milestone revenue to date. However, our actual milestone revenue from these agreements will likely be lower, as not all programs covered by each agreement will become and remain active programs in a customer’s development pipeline or successfully complete the clinical development process. Further, each agreement typically includes programs that have not been specifically identified, or for which a candidate may never be identified or developed by the customer.

Our strategy is to capitalize on the growth in the number of cell therapy developers by entering into new SPL agreements. We entered into four agreements in 2025.

For the year ended December 31, 2025, one cell therapy company with which we have entered into an SPL agreement accounted for 26% of our total revenue, and our five largest SPL customers accounted for an aggregate of approximately 42% of our total revenue for the year through a combination of instrument license fees, milestones realized and processing assembly revenue.

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

We expect our gross margins to benefit from realization of the economics from our SPL agreements described above, to the extent that such milestones and/or sales-based payments grow to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization of these potential revenues is uncertain. Margins may also experience downward pressure due to increases in labor and materials costs, expansion of our PA portfolio, future design changes or the mix of PAs sold, or other factors, but may benefit in the mid-to-long term as PA production becomes more automated.

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

As of the dates presented, our key metrics described above were as follows:

	As of December 31,
	2025	2024	2023
Installed base of instruments (sold or licensed)	857	760	683
Core revenue generated by SPL clients as a percentage of core revenue	47%	55%	48%
Number of SPLs	32	28	23
Total number of licensed clinical programs under SPLs currently in the clinic*	13	18	16
Total number of licensed clinical programs under SPLs currently commercial*	1	1	1

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

Our business and revenue growth strategy currently consists of the sale of instruments, the sale of PAs and consumables, and SPL license fees. We record revenue from the sale of instruments, PAs or consumables upon shipment to a customer. Licenses are typically invoiced annually at the start of each license period and are accounted for as monthly revenue over the license term with the expectation of continuing customer renewals of their licenses. As our customers achieve clinical progress milestones and/or sales-based payment milestones, we recognize the full value of the milestone as revenue. In addition, as customers use instruments they have either purchased or included with their license, they typically replenish their supplies of PAs and consumables through recurring purchases. Although customers are not contractually obligated to renew their licenses or to purchase additional PAs or consumables and may decide not to do so solely in their own discretion, license fees and PAs and consumable revenue streams have historically formed an important component of our revenues, and we believe they provide insight into our future performance. We consider these sales and license revenue streams to be recurring revenues.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL agreements, we separately analyze revenue derived from our core revenue, as well as the performance-based milestone revenues we recognize under our SPL agreements. Core revenue includes sales instruments, PAs and consumables, and research and clinical licenses, while non-core revenue relates to SPL program-related revenue. We recognize both core and non-core revenue in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Product Sales

Revenue from contracts with customers includes revenue from the sale of instruments, PAs and consumables. Customers purchase a specific ExPERT instrument depending upon their intended use and all customers purchase PAs and consumables for use with our instruments. Commercial customers may not use a purchased instrument for clinical or commercial processes.

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

We believe that our continued investment in research and development is essential to our long-term competitive position. We expect to continue to incur substantial research and development expenses as we invest in research and development to support our customers, develop new uses for our existing technology and develop improved and/or new offerings to our customers and partners. While we expect an initial decrease in 2026 in research and development compared to 2025 as a result of our restructuring, we expect these expenses will increase in absolute dollars in future periods beyond 2026 and vary from period to period as a percentage of revenue.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries, commissions and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

While we expect an initial decrease in 2026 in sales and marketing compared to 2025 as a result of our restructuring, we expect these expenses will increase in absolute dollars in future periods beyond 2026 as we expand our commercial sales, marketing and business development teams, increase our presence globally, and increase marketing activities to drive awareness and adoption of our products.

General and Administrative

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses and costs associated with being a Nasdaq-listed and previously an AIM-listed public company such as director fees, U.K. Nominated Advisor and broker fees, investor relations consultants and insurance costs. These expenses are exclusive of depreciation and amortization.

While we expect an initial decrease in 2026 in general and administrative expenses compared to 2025 as a result of our restructuring, we expect these expenses will increase in absolute dollars in future periods beyond 2026 primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company listed on a U.S. exchange, including insurance (particularly directors and officers insurance), costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, investor relations and professional services. We expect these expenses to vary from period to period as a percentage of revenue.

Restructuring expense

On September 22, 2025, we began to implement a workforce reduction plan (the “Plan”) as part of our ongoing efforts to streamline operations, improve our cost structure, and align resources with strategic priorities. As of December 31, 2025, the Plan has resulted in a reduction of approximately 34% of the Company’s workforce globally, which includes both directly employed personnel and individuals engaged through third-party employer-of-record arrangements. Expenses incurred with the execution of the plan, including one-time severance and associated costs, are recorded as restructuring expense.

Goodwill impairment

We test for impairment on our recorded goodwill at least annually, and any impairment would be recorded as goodwill impairment in our statement of operations.

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

Provision for Income Taxes

We did not recognize a benefit for the net operating losses we incurred for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had U.S. net operating loss carryforwards of $156.7 million, which may be available to offset future taxable income and begin to expire in 2026, as well as net operating losses in the various states in which we file. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date since, due to our history of net losses, we have determined that it is currently more likely than not that our net deferred tax assets are not recoverable.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Total revenue	$33,026	$38,627
Cost of goods sold	6,222	7,100
Gross profit	26,804	31,527
Operating expenses
Research and development	20,823	22,227
Sales and marketing	18,924	26,661
General and administrative	28,116	29,693
Restructuring expense	3,058	—
Goodwill impairment	3,554	—
Depreciation and amortization	4,226	4,143
Total operating expenses	78,701	82,724
Operating loss	(51,897)	(51,197)
Other income
Interest income	7,267	10,142
Total other income	7,267	10,142
Net loss	$(44,630)	$(41,055)

Revenue

The following table provides details regarding the sources of revenue for the periods presented:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$6,802	$7,083	$(281)	(4%)
PA revenue	11,889	14,006	(2,117)	(15%)
License revenue	8,946	10,297	(1,351)	(13%)
Assay service revenue	776	—	776	—
Other service revenue	1,190	1,126	64	6%
Total core revenue	29,603	32,512	(2,909)	(9%)
SPL Program-related	3,423	6,115	(2,692)	(44%)
Total revenue	$33,026	$38,627	$(5,601)	(15%)

Total revenue for the year ended December 31, 2025 was $33.0 million, a decrease of $5.6 million, or 15%, compared to revenue of $38.6 million during the year ended December 31, 2024. The decrease was primarily driven by decreases in core and program-related revenue.

Total core revenue for the year ended December 31, 2025 was $29.6 million, a decrease of $2.9 million, or 9%, compared to core revenue of $32.5 million for the year ended December 31, 2025. Our overall decrease in core revenue was primarily driven by revenue decreases in PA and consumable sales, which decreased by $2.1 million, or 15% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was also attributable to a decrease in license revenue of $1.4 million, or 13% compared to the year ended December 31, 2024, and a decrease in instrument revenue of $0.3 million, or 4%. These decreases were offset by increases in assay service revenue from the acquisition of SeQure of $0.8 million and other service revenue of $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

The $2.7 million decrease in SPL program-related revenues resulted from achievement of fewer contractually specified clinical and regulatory milestones during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease reflects the expected variability from period to period in the level of program-related revenue given the small number of individual triggering events which currently generate this portion of revenue. We expect program-related revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL agreements and associated milestones grows.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Cost of goods sold	$6,222	$7,100	$(878)	(12%)
Gross profit	$26,804	$31,527	$(4,723)	(15%)
Gross margin	81%	82%

Cost of goods sold decreased by $0.9 million, or 12%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by decreases in PA and consumable sales, and a decrease in the allowance for obsolete inventory of $1.1 million due to enhancements in supply chain management.

Gross profit decreased by $4.7 million, or 15%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in program-related revenue for the year ended December 31, 2025 and a decrease in license revenue.

During the year ended December 31, 2025, gross margin was 81%, compared to 82% in the same period of 2024.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Research and development	$20,823	$22,227	($1,404)	(6)%

Research and development expenses decreased by $1.4 million, or 6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a $1.1 million decrease in stock-based compensation, a $0.6 million decrease in lab and production expenses, a $0.4 million decrease in compensation expenses, and a net decrease of $0.1 million in travel, occupancy and other overhead expenses, offset by a $0.5 million increase in professional fees, and a $0.3 million increase in engineering expenses.

Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Sales and marketing	$18,924	$26,661	$(7,737)	(29%)

Sales and marketing expenses decreased by $7.7 million, or 29%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a $4.5 million decrease in compensation expenses due to a reduction in headcount, a $1.2 million decrease in stock-based compensation, a $0.8 million decrease in marketing expenses, a $0.7 million decrease in travel expense commensurate with the reduction in headcount, and a $0.5 million decrease in professional fees.

General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
General and administrative	$28,116	$29,693	$(1,577)	(5%)

General and administrative expenses decreased by $1.6 million, or 5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by a $1.5 million decrease in stock-based compensation, a decrease in compensation expenses of $0.3 million, a smaller fixed asset disposal loss of $0.6 million compared to year ended December 31, 2024, offset by a $0.8 million increase in professional services.

Restructuring expense

We incurred $3.1 million in restructuring expense during the year ended December 31, 2025 due to the implementation of the Plan. We did not incur restructuring expense during the year ended December 31, 2024.

Goodwill impairment

During the year ended December 31, 2025, we performed our annual quantitative impairment analysis during out fourth fiscal quarter, and based on the evaluation performed, we determined that our goodwill was fully impaired and recognized a non-cash impairment charge of $3.6 million. We did not have goodwill impairment during the year ended December 31, 2024.

Depreciation and Amortization

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$4,226	$4,143	$83	2%

Depreciation and amortization expense increased by $0.1 million, or 2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Interest Income

	Year Ended December 31,		Change
	2025	2024	Amount	%
(in thousands, except percentages)
Interest income	$7,267	$10,142	$(2,875)	(28%)

Interest income decreased $2.9 million, or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease is primarily due to decreases in interest rates and in balances of cash and investments.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the years ended December 31, 2025 and 2024, we incurred net losses of $44.6 million and $41.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $261.5 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers. On August 3, 2021, we completed our U.S. IPO, generating gross proceeds of $201.8 million. We received net proceeds of $184.3 million after deducting aggregate underwriting commissions and offering expenses of $17.6 million. As of December 31, 2025, we had cash and cash equivalents and short-term investments of $103.0 million.

In 2025, we implemented a workforce reduction plan as part of our ongoing efforts to streamline operations, improve our cost structure, and align resources with strategic priorities. As a result of this workforce reduction plan, we expect operating expenses to decrease in 2026 compared to 2025.

We expect to incur near-term operating losses as we continue to invest in expanding our business through growing our sales and marketing efforts, continued research and development, product development and expanding our product offerings. Based on our current business plan, we believe that our existing cash, cash equivalents, short-term investments and internally generated cash flows will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We expect to end 2026 with at least $136 million in total cash, cash equivalents and investments.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Year Ended
	December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(34,410)	$(27,610)
Investing activities	25,935	6,932
Financing activities	656	2,056
Net decrease in cash and cash equivalents	$(7,819)	$(18,622)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $34.4 million, and consisted primarily of our net loss of $44.6 million, offset in part by net non-cash expenses of $16.3 million, including stock-based compensation of $9.2 million, depreciation and amortization expenses of $4.3 million, goodwill impairment of $3.6 million, lease right-of use asset amortization of $0.8 million, an increase in our inventory reserve of $0.7 million, and a loss on disposal of assets of $0.3 million, offset by the amortization of $2.6 million of discounts on investments. We also had net cash outflows of $6.1 million due to net changes in our operating assets and liabilities. Net changes in our operating assets and liabilities consisted primarily of a $3.7 million decrease in accounts payable, accrued expenses and other liabilities, a $1.7 million decrease in deferred revenue, a $1.2 million decrease in operating lease liabilities, and a $1.2 million increase in prepaid expenses and other assets, offset by a $1.1 million decrease in accounts receivable and a $0.6 million decrease in inventory.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2025 was $25.9 million, which was primarily attributable to maturities of investments of $155.8 million, offset by purchases of investments of $126.3 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $1.8 million.

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

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2025 and 2024 was $0.7 million and $2.1 million, respectively, which consisted of proceeds from the exercise of stock options and employee purchases from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2025 consisted exclusively of operating lease obligations. In May 2021, we entered into an operating lease for new office, lab and warehouse/manufacturing space (the “Headquarters Lease”). The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the lease agreement are $24.0 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure headquarters lease, (the “SeQure Lease”) which term expires on December 31, 2027. The total incremental remaining non-cancellable lease payments under the SeQure Lease are $0.8 million throughout the lease term. We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows. See Part I, Item 2, “Facilities” in this Annual Report for additional information regarding our leases.

We had no debt obligations as of December 31, 2025 or 2024.

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

Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our statement of operations and financial position. The following subset of our accounting estimates are considered to be our critical accounting estimates as of December 31, 2025 and 2024:

Allowance for Obsolete Inventory

We maintain an allowance for excess, obsolete, and slow-moving inventory to reflect the inventory at the lower of cost or net realizable value. These reserves are based on management's estimates of market conditions, future demand, and the physical condition of the inventory. Significant assumptions used in these estimates include historical sales trends, forecasted sales, and the expected timing of product obsolescence. Changes in these assumptions could materially affect the amounts reported in our financial statements. For the years ended December 31, 2025 and 2024, we recorded inventory reserves of $0.7 million and $1.8 million, respectively, primarily due to anticipated obsolescence and expiration of certain products.

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

Business Combination Accounting-Developed Technology

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates affect the amount of consideration that is allocable to assets and liabilities acquired in the business acquisition.  We recorded $471,000 in developed technology upon the acquisition of SeQure.

Goodwill

The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The impairment analysis requires significant judgment and is based on estimates and assumptions, including projected future cash flows, long-term growth rates, and the weighted-average cost of capital.

The Company operates as a single reporting unit and estimates fair value primarily using an income approach based on a discounted cash flow (“DCF”) model. The DCF model incorporates assumptions related to projected revenues, expenses, capital expenditures, working capital requirements, income tax rates, and a discount rate derived from a weighted-average cost of capital. The Company also considers a market approach based on comparable companies and transactions. Fair value estimates are assessed for reasonableness through comparison to the Company’s market capitalization.

As of December 31, 2025, the quantitative impairment test indicated that the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $3.6 million for the year ended December 31, 2025.

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

MaxCyte, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MaxCyte, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MaxCyte, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 24, 2026

MaxCyte, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$20,065	$27,884
Short-term investments, at amortized cost	82,979	126,598
Accounts receivable, net	3,503	4,682
Inventory	7,547	8,914
Prepaid expenses and other current assets	4,275	3,606
Total current assets	118,369	171,684

Investments, non-current, at amortized cost	52,570	35,781
Property and equipment, net	17,531	19,707
Right-of-use asset - operating leases	10,920	10,766
Intangible assets, net	650	—
Other assets	2,467	1,532
Total assets	$202,507	$239,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,401	$1,358
Accrued expenses and other	7,812	8,302
Operating lease liability, current	1,456	864
Deferred revenue, current portion	3,598	5,251
Total current liabilities	14,267	15,775

Operating lease liability, net of current portion	16,487	17,170
Other liabilities	263	274
Total liabilities	31,017	33,219

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 106,789,618 and 105,711,093 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,068	1,057
Additional paid-in capital	431,905	422,047
Accumulated deficit	(261,483)	(216,853)
Total stockholders’ equity	171,490	206,251
Total liabilities and stockholders’ equity	$202,507	$239,470

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$33,026	$38,627
Cost of goods sold	6,222	7,100
Gross profit	26,804	31,527

Operating expenses:
Research and development	20,823	22,227
Sales and marketing	18,924	26,661
General and administrative	28,116	29,693
Restructuring expense	3,058	—
Goodwill impairment	3,554	—
Depreciation and amortization	4,226	4,143
Total operating expenses	78,701	82,724
Operating loss	(51,897)	(51,197)

Other income:
Interest income	7,267	10,142
Total other income	7,267	10,142
Loss before income taxes	(44,630)	(41,055)
Provision for income taxes	—	—
Net loss	$(44,630)	$(41,055)
Basic and diluted net loss per share	$(0.42)	$(0.39)
Weighted-average shares outstanding, basic and diluted	106,427,854	104,849,222

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	103,961,670	$1,040	$406,925	$(175,798)	$232,167
Stock-based compensation expense	—	—	13,083	—	13,083
Vesting of restricted stock units	418,260	4	(4)	—	—
Issuance of common stock under employee stock purchase plan	140,046	1	458	—	459
Exercise of stock options	1,191,117	12	1,585	—	1,597
Net loss	—	—	—	(41,055)	(41,055)
Balance at December 31, 2024	105,711,093	1,057	422,047	(216,853)	206,251
Stock-based compensation expense	—	—	9,213	—	9,213
Vesting of restricted stock units	609,460	6	(6)	—	—
Issuance of common stock under employee stock purchase plan	130,646	1	223	—	224
Exercise of stock options	338,419	4	428	—	432
Net loss	—	—	—	(44,630)	(44,630)
Balance at December 31, 2025	106,789,618	$1,068	$431,905	$(261,483)	$171,490

See accompanying notes to consolidated financial statements.

MaxCyte, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,630)	$(41,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,340	4,315
Goodwill impairment	3,554	—
Lease right-of-use asset amortization	802	475
Net book value of consigned equipment sold	83	63
Loss on disposal of property and equipment	287	861
Stock-based compensation	9,213	13,083
Credit loss expense (recovery)	35	(130)
Change in excess/obsolete inventory reserve	676	1,771
Amortization of discounts on investments	(2,646)	(6,242)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,148	1,226
Inventory	575	1,362
Prepaid expense and other current assets	(531)	293
Other assets	(724)	(1,213)
Accounts payable, accrued expenses and other	(3,721)	(1,883)
Operating lease liability	(1,157)	(709)
Deferred revenue	(1,678)	182
Other liabilities	(36)	(9)
Net cash used in operating activities	(34,410)	(27,610)

Cash flows from investing activities:
Purchases of investments	(126,286)	(150,857)
Maturities of investments	155,762	159,440
Purchases of property and equipment	(1,768)	(1,651)
Acquisition of business, net of cash acquired of $541	(1,773)	—
Net cash provided by investing activities	25,935	6,932

Cash flows from financing activities:
Proceeds from exercise of stock options	432	1,597
Proceeds from issuance of common stock under employee stock purchase plan	224	459
Net cash provided by financing activities	656	2,056
Net decrease in cash and cash equivalents	(7,819)	(18,622)
Cash and cash equivalents, beginning of year	27,884	46,506
Cash and cash equivalents, end of year	$20,065	$27,884

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$33	$97
Right-of-use assets obtain in business combination by assumption of lease liabilities	$956	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Business Combination

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs are expensed as incurred.

Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. See Note 10, “Business Combinations” for more information.

Deferred Asset Acquisition Costs

During the year ended December 31, 2025, the Company incurred direct, incremental costs related to a potential transaction that, if consummated, would be accounted for as an asset acquisition under ASC 805-50. These costs primarily consist of professional fees, including legal, advisory, accounting, and other transaction-specific services that are directly attributable to the contemplated acquisition. In accordance with U.S. GAAP applicable to asset acquisitions, such costs are capitalized as part of the cost of the assets to be acquired rather than expensed as incurred. As of December 31, 2025, the Company had capitalized approximately $1.6 million of transaction-related costs, which are included in Other assets on the consolidated balance sheet.

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

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as the end of a reporting period. During the years ended December 31, 2025 and 2024, one customer represented 26% and 23% of revenue, respectively. As of December 31, 2025 and 2024, this customer accounted for 18% and 25% of accounts receivable, respectively. In addition, a second customer accounted for 14% of accounts receivable as of December 31, 2024.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the year ended December 31, 2025, and 2024, 13% and 16%, respectively, of the Company’s additions to inventory were from one supplier. At December 31, 2025 one supplier accounted for 10% of accounts payable. At December 31, 2024, no supplier accounted for 10% or more of the Company’s total accounts payable.

Foreign Currency

The Company’s functional currency is the U.S. Dollar. Transactions denominated in foreign currencies are transacted at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in foreign currency is consummated and the date on which it is either settled or at the reporting date are recognized in the consolidated statements of operations as general and administrative expense. For the years ended December 31, 2025 and 2024, the Company recognized $70 and $140 in foreign currency transaction losses, respectively.

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

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of financial instruments including money market funds and commercial paper with original maturities of less than 90 days. Short-term investments consist of commercial paper, corporate bonds and U.S. Treasury securities and government agency bonds with original maturities greater than 90 days and less than one year. Long-term investments consist of U.S. Treasury securities and government agency bonds with maturities greater than one year. All money market funds and investments are recorded at amortized cost unless they are deemed to be impaired on an other-than-temporary basis, at which time they are recorded at fair value using Level 2 inputs. There were no changes from Level 2 for the years ended December 31, 2025 and 2024.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for expected credit losses if needed. The allowance for expected credit losses reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require excessive collection effort are written off to the allowance for expected credit losses. The Company recorded an allowance for expected credit losses of $6 at December 31, 2025. The Company determined no allowance was necessary at December 31, 2024. The Company had a allowance for credit losses of $130 as of January 1, 2024.

Property and Equipment

Property and equipment are stated at cost, or initially at fair value if recorded in connection with an acquisition. Depreciation is computed using the straight-line method. Office equipment (principally computers) is depreciated over an estimated useful life of three years. Laboratory equipment is depreciated over an estimated useful life of five years. Furniture is depreciated over a useful life of five to seven years. Leasehold improvements are amortized over the shorter of the estimated lease term or useful life. Instruments represent equipment held at a customer’s site that is typically licensed to customers on a short-term basis and is depreciated over an estimated useful life of five years.

Property and equipment include capitalized costs to develop internal-use software. Applicable costs are capitalized during the development stage of the project and include direct internal costs, third-party costs and allocated interest expenses as appropriate.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company recognized no impairment for the years ended December 31, 2025 or 2024. The Company disposes of equipment when it has no future uses to the Company, and the loss on disposal is included in general and administrative expense in the Company’s consolidated statement of operations.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The Company operates as a single reporting unit. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount, including goodwill. Fair value is estimated primarily using an income approach based on a discounted cash flow model, which incorporates assumptions related to projected future cash flows, long-term growth rates, and a weighted-average cost of capital. The Company also considers a market approach based on comparable companies and transactions. An impairment charge is recognized for the amount by which the carrying amount exceeds fair value, not to exceed the carrying amount of goodwill. The Company performed its impairment analysis of goodwill in its fourth fiscal quarter. See Note 11, “Goodwill” for more information.

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

The Company recognizes revenue upon the satisfaction of its performance obligation generally upon transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This would include revenue from the sale of instruments, processing assemblies (“PAs”) and consumables, assay services, extended warranties and other service revenue.

Licensing fee revenue for licenses of symbolic intellectual property is recognized ratably over the license period as a single performance obligation. The single performance obligation consists of a lease of an instrument and license to intellectual property and technology that are integral to the instrument’s functionality, and therefore, all promises in a typical licensing arrangement of the Company are accounted for as a single performance obligation named “licenses” in our table of disaggregated revenue in Note 3.

Some of these licensing arrangements include provisions for milestone payments to the Company, if the customer accomplishes certain precommercial milestones. We refer to such licenses arrangements as strategic platform licenses (“SPLs”). We do not recognize revenue for the milestone provisions at the time of entering an SPL agreement, since each milestone stream of revenue is considered variable consideration that is highly uncertain and susceptible to factors outside our influence. We recognize the amount of revenue related to each milestone only at the time our customer achieves the milestone.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured based on grant-date fair value. The Company grants stock-based awards in exchange for employee, consultant and non-employee director services. The grant-date fair value of the award is recognized as expense on a straight-line basis over the requisite service period.

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

Forfeitures

The Company records forfeitures as they occur.

The fair value of stock options granted during 2025 and 2024 was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

December 31,
	2025	2024
Expected volatility	52-55%	48-52%
Risk-free interest rate	3.9-4.6%	3.4-4.5%
Expected term (in years)	5.5-6.1	5.5-6.1

The fair value of the shares under the ESPP granted during 2025 and 2024 was estimated using the Black-Scholes option-pricing model based on the following assumptions during the years ended:

	December 31,
	2025	2024
Expected volatility	63-82%	55%
Risk-free interest rate	3.80-4.32%	4.44-5.43%
Expected term (in years)	0.5	0.5

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

The Company is subject to taxation in various jurisdictions in the United States and abroad and remains subject to examination by taxing jurisdictions for 2020 and all subsequent periods. The Company has a federal Net Operating Loss (“NOL”) carryforward of approximately $156.7 million as of December 31, 2025, of which approximately $29.5 million begins to expire in 2026. Certain of the Company’s NOLs were initially limited on an annual basis pursuant to Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, as a result of a cumulative change in ownership that occurred in 2016; however, as of December 31, 2025, the Company has determined that the cumulative limitation amount exceeds the NOLs subject to the limitation and, as a result, no annual limitation remains.

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

Comprehensive Loss

For the years ended December 31, 2025 and 2024, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of stock options and restricted stock units excluded from the computation of diluted loss per share, was 15.4 million and 16.3 million for the years ended December 31, 2025 and 2024, respectively.

Restructuring expense

Restructuring expense consists primarily of employee termination benefits, which include directly employed personnel and individuals engaged through third party employer-of-record arrangements. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. During the year ended December 31, 2025, the Company incurred $3,058 of restructuring expenses, of which $1,419 was classified as a current liability in accrued expenses and other on the consolidated balance sheet as of December 31, 2025.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In December 2024, the Company adopted Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance amends Topic 280 to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 12-“Segment Reporting” for additional information.

In December 2025, the Company adopted  ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the guidance in Accounting Standards Codification (“ASC”) 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, and the Company adopted ASU 2023-09 retrospectively. See Note 7-“Income Taxes” for the disclosures required by ASU 2023-09.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature disclosures requiring disclosures disaggregating of each expense line item into specific categories, and qualitative disclosures of expenses. ASU 2024-03 will be effective for the fiscal years beginning after December 31, 2026. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses, which permits an entity to assume that the current conditions it has applied in determining credit loss allowances remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

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

Disaggregated revenue for the year ended December 31, 2025 was as follows:

	Year ended December 31, 2025

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$18,691	$—	$18,691
Licenses	300	12,069	12,369
Assay and other service revenue	1,966	—	1,966
Total	$20,957	$12,069	$33,026

Disaggregated revenue for the year ended December 31, 2024 was as follows:

	Year ended December 31, 2024

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$21,089	$—	$21,089
Licenses	—	16,412	16,412
Other service revenue	1,126	—	1,126
Total	$22,215	$16,412	$38,627

Additional Disclosures Relating to Revenue from Contracts with Customers

Changes in deferred revenue for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Balance at January 1	$5,525	$5,352
Revenue recognized in the current period from amounts included in the beginning balance	(5,183)	(4,993)
Current period deferrals, net of amounts recognized in the current period	3,519	5,166
Balance at December 31	$3,861	$5,525

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year was $367 at December 31, 2025, of which the Company expects to recognize $104 in 2026, $104 in 2027, $31 in 2028, and $128 thereafter.

Included in deferred revenue as of December 31, 2025 are unsatisfied performance obligations in the amount of $415 from assay service revenue contracts that the Company expects to recognize in under 12 months.

In the years ended December 31, 2025 and 2024, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfil contracts.

4.	Stockholders’ Equity

Common Stock

During the year ended December 31, 2025, the Company issued 338,419 shares of common stock resulting from stock option exercises, receiving gross proceeds of $432, issued 609,460 shares from the vesting of restricted stock units (“RSUs”), and issued 130,646 shares to employees pursuant to the Employee Stock Purchase Plan (“ESPP”), receiving gross proceeds of $224.

During the year ended December 31, 2024, the Company issued 1,191,117 shares of common stock resulting from stock option exercises, receiving gross proceeds of $1,597, issued 418,260 shares from the vesting of RSUs, and issued 140,046 shares to employees pursuant to the ESPP, receiving gross proceeds of $459.

Preferred Stock

The Company’s certificate of incorporation authorizes 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

The Company adopted the MaxCyte, Inc. Long-Term Incentive Plan (the “2016 Plan”) in January 2016 to provide for the awarding of (i) stock options, (ii) restricted stock, (iii) incentive shares, and (iv) performance awards to employees, officers, and directors of the Company and to other individuals as determined by the Board of Directors.

In December 2021, the Company adopted the MaxCyte, Inc. 2021 Inducement Plan (the “Inducement Plan”) to provide for the awarding of (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards, (v) performance awards, and (vi) other awards only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. The Board of Directors reserved 2,500,000 shares for issuance under the Inducement Plan. As of December 31, 2025, options to purchase 193,242 shares remain outstanding under the Inducement Plan.

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

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meetings of Stockholders held on June 18, 2025, June 11, 2024 and June 22, 2023, the Company’s stockholders voted to reserve an additional 2,950,000, 2,300,000 and 6,069,000 shares, respectively, for issuance pursuant to future awards under the 2022 Plan.

At December 31, 2025 and 2024, there were 8,413,000 and 6,946,000 shares, respectively, available to be issued under the 2022 Plan.

Stock Option Activity

A summary of stock option activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2024	15,417,986	$5.90	6.9	$15,854
Granted	1,922,756	$4.36
Exercised	(1,191,117)	$1.34		$3,402
Forfeited	(2,093,840)	$7.64
Outstanding at December 31, 2024	14,055,785	$5.82	6.5	$8,467
Granted	2,427,276	$3.15
Exercised	(338,419)	$1.28		$906
Forfeited	(2,573,763)	$5.94
Outstanding at December 31, 2025	13,570,879	$5.44	5.9	$76
Exercisable at December 31, 2025	10,978,477	$5.90	5.3	$76

The weighted-average fair value of the options granted during the years ended December 31, 2025 and 2024 was estimated to be $1.72 and $2.26, respectively.

The value of a stock option is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2025, total unrecognized compensation expense for outstanding stock options was $4,044, which will be recognized over the next 2.3 years.

During the year ended December 31, 2025, in accordance with their termination, the Company approved modifications for two individuals to accelerate the vesting of, and extend the post-termination exercise period for. options for varying periods up to the original expiration date of the option.  As a result, the Company recognized additional stock based compensation expense of $1,163 recorded within general and administrative expenses.

Restricted Stock Unit Activity

During the years ended December 31, 2025 and 2024, the Company issued RSUs under the 2022 Plan. Each RSU represents the contingent right to receive one share of common stock.

A summary of RSU activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Amortization Period
	RSUs	Grant Date Fair Value	(in years)
Outstanding at January 1, 2024	1,296,180	$4.57	2.8
Granted	1,280,473	$4.36
Vested and released	(418,260)	$4.84
Forfeited	(454,334)	$4.48
Outstanding at December 31, 2024	1,704,059	$4.36	2.6
Granted	1,792,076	$2.93
Vested and released	(609,460)	$4.43
Forfeited	(1,080,924)	$3.83
Outstanding at December 31, 2025	1,805,751	$3.24	2.5

The value of an RSU is recognized as expense on a straight-line basis over the requisite service period. As of December 31, 2025, total unrecognized compensation expense for outstanding RSUs was $4,324, which will be recognized over the next 2.5 years.

Performance Stock Units (“PSUs”)

During the year ended December 31, 2025 and 2024, the Company awarded 554,938 and 550,838 PSUs to certain members of management and executive officers. The PSU awards represent a number of shares of common stock to be earned if a target level of performance, as approved by the Board of Directors, is achieved. The performance period continues through December 31, 2027 for the PSUs awarded during the year ended December 31, 2025 and December 31, 2026 for the PSUs awarded during the year ended December 31, 2024. The actual number of shares of common stock underlying the PSUs to be earned will be between 0% and 125% of the target number of PSUs, depending on the level of achievement of such performance metrics. The weighted-average fair value of the PSUs granted was $3.29 and $4.31 per PSU, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company determined that it was probable that 0% and 100%, respectively, of PSUs will be awarded. The change in probability assessment was based on updated expectations regarding achievement of the applicable performance conditions. As a result, during the year ended December 31, 2025, the Company reversed $794 of compensation expense that was previously recorded during the year ended December 31, 2024 related to the PSUs in accordance with ASC 718.

Employee Stock Purchase Plan

The Company commenced offerings under the MaxCyte, Inc. 2021 ESPP beginning with its first purchase period in May 2023. The ESPP allows eligible employees to purchase a number of shares of the Company’s Common Stock up to a maximum of 15% of the employee’s earnings during the Purchase Period subject to certain limitations. The purchase price will be the lesser of 85% of the fair market value of shares on the beginning of each Purchase Period or on the Purchase Date (i.e., the last day of the Purchase Period). Purchase periods are generally six months in length.

For the years ended December 31, 2025 and 2024, the Company recognized $89 and $162, respectively, in compensation expense related to the ESPP. As of December 31, 2025, total unrecognized compensation expense related to the ESPP was $18, which will be recognized over the next 0.4 years.

Stock-based Compensation Expense

Stock-based compensation expense recognized in connection with stock options, RSUs, PSUs and the ESPP for the years ended December 31, 2025 and 2024 was classified as follows on the consolidated statements of operations:

	Year ended December 31,
	2025	2024
General and administrative	$5,656	$7,200
Sales and marketing	1,679	2,920
Research and development	1,878	2,963
Total	$9,213	$13,083

5. Consolidated Balance Sheet Components

Inventory

The following tables show the components of inventory:

	December 31,	December 31,
	2025	2024
Raw materials inventory	$3,864	$4,717
Finished goods inventory	3,182	3,927
Work in progress	501	270
Total inventory	$7,547	$8,914

The Company recorded an allowance for obsolete inventory of $1,531 and $1,771 at December 31, 2025 and 2024, respectively.

Property and Equipment, Net

Property and equipment, net comprised the following:

	December 31,	December 31,
	2025	2024
Leasehold improvements	$14,787	$14,727
Furniture and equipment	12,542	11,946
Internal-use software	4,635	4,349
Instruments	1,923	2,005
Construction in process	908	272
Accumulated depreciation and amortization	(17,264)	(13,592)
Property and equipment, net	$17,531	$19,707

For the years ended December 31, 2025 and 2024, the Company transferred $116 and $182, respectively, of instruments previously classified as inventory to property and equipment licensed to customers.

For the years ended December 31, 2025 and 2024, the Company incurred depreciation and amortization expense of property and equipment of $4,287 and $4,315, respectively.

Maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets with finite lives as of December 31, 2025 consist of the following and result from the acquisition of SeQure discussed in Note 10:

		Gross	Accumulated	Net
	Weighted Average Life	Carrying Amount	Amortization	Carrying Amount
Developed technology	15 years	$471	$(28)	$443
Trade names	10 years	176	(17)	159
Customer relationships	7 years	56	(8)	48
Total intangible assets		$703	$(53)	$650

The Company recorded no impairment on its finite-lived intangibles for the year ended December 31, 2025. The Company did not have acquired intangible assets during the year ended December 31, 2024. For the year ended December 31, 2025, the Company recorded amortization expense of $53.

6.	Fair Value

The Company’s consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, short-term investments, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 or 2024.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, commercial paper and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. No such fair value impairment was recognized during the years ended December 31, 2025 or 2024.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$17,239	$—	$—	$17,239
Commercial paper	Short-term investments	22,077	7	(4)	22,080
U.S. Treasury securities and government agency bonds	Short-term investments	42,004	106	—	42,110
Corporate debt	Short-term investments	18,898	14	(2)	18,910
Corporate debt	Long-term investments	39,558	125	—	39,683
U.S. Treasury securities and government agency bonds	Long-term investments	13,012	33	—	13,045
Total cash equivalents, short-term investments and long-term investments		$152,788	$285	$(6)	$153,067

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2024:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$19,759	$—	$—	$19,759
Commercial paper	Cash equivalents	5,959	1	—	5,960
Commercial paper	Short-term investments	47,907	28	(8)	47,927
U.S. Treasury securities and government agency bonds	Short‑term investments	64,193	135	(4)	64,324
Corporate debt	Short‑term investments	14,498	29	(6)	14,521
U.S. Treasury securities and government agency bonds	Long-term investments	35,781	106	(68)	35,819
Total cash equivalents, short-term investments and long-term investments		$188,097	$299	$(86)	$188,310

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 10, the Company acquired SeQure on January 29, 2025. The acquisition included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets for the years ended December 31, 2025 and 2026. The fair value of the contingent consideration was estimated to be $25 on the acquisition date, using an income approach, which considers the expected future cash flows under the agreement. The fair value was estimated to be de minimis as of December 31, 2025. Contingent consideration is classified within Level 3 of the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized during the years ended December 31, 2025 or 2024.

7.	Income Taxes

The Company’s provision (benefit) for income taxes in 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Current provision (benefit):
Federal	$—	$—
State	—	—
Total current provision	—	—
Deferred tax provision (benefit):
Federal	(9,936)	(7,368)
State	(1,876)	(1,860)
Change in valuation allowance	11,812	9,228
Total deferred provision	—	—
Total provision (benefit) for income taxes	$—	$—

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2025 and 2024, the Company established a full valuation allowance against its net deferred tax assets.

Net deferred tax assets as of December 31, 2025 and 2024 are presented in the table below:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$39,504	$27,812
Research and development costs	13,244	10,950
Stock-based compensation	9,642	10,534
Deferred revenue	945	1,527
Lease liability	4,392	4,985
Tenant incentive	1,088	1,359
Accruals and other	1,401	1,912
Deferred tax liabilities:
ROU asset	(2,673)	(2,976)
Depreciation and other	(1,006)	(1,234)
	66,537	54,869
Valuation allowance	(66,537)	(54,869)
Net deferred tax assets	$—	$—

The difference between the expected income tax provision (benefit) from applying the U.S. Federal statutory rate to pre-tax income (loss) and the actual income tax provision (benefit) for the year ended December 31, 2025 relates primarily to the effect of the following:

	Year Ended December 31, 2025
	Amount	Percent
U.S Federal statutory rate	$(9,372)	$21.0%
Changes in valuation allowance	12,472	(27.9)%
Establishment of deferred tax assets and deferred tax liabilities related to SeQure acquisition	(5,885)	13.2%
Nontaxable or nondeductible items
Stock compensation	796	(1.8)%
Goodwill impairment	746	(1.7)%
Other	1,243	(2.8)%
Total Income Tax Expense	$—	$—%

As described in Note 2, Summary of Significant Accounting Policies, the Company elected to adopt the guidance of ASU 2023-09 retrospectively. The table below reconciles the difference between the expected income tax provision (benefit) from applying the U.S. Federal statutory rate to pre-tax income (loss) and the actual income tax provision (benefit) for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Amount	Percent
U.S Federal statutory rate	$(8,583)	$21.0%
Changes in valuation allowance	7,805	(19.1)%
Nontaxable or nondeductible items
Stock compensation	393	(1.0)%
Other	385	(0.9)%
Total Income Tax Expense	$—	$—%

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs were required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The One Big Beautiful Bill Act, passed in 2025, revoked the mandatory capitalization of domestic R&D, however a Company may still elect to capitalize R&D and amortize these costs over ten years. The Company capitalized approximately $20,152 and $19,670 of R&D expenses incurred during the years ended December 31, 2025 and 2024, respectively.

8.	Commitments and Contingencies

Leases

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing and other space. The Headquarters

Lease will expire on August 31, 2035. The Company is obligated to pay its portion of real estate taxes and costs related to the leased premises, including costs of operations, maintenance, repair, replacement and management of the leased premises. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options, and therefore, these extension periods are not included in the lease term for accounting purposes. During the years ended December 31, 2025 and 2024, the Company paid $1,994 and $2,104 in rent pursuant to the Headquarters Lease, respectively.

Upon the acquisition of SeQure, the Company assumed SeQure’s headquarters lease (the “SeQure Lease”) consisting of an operating lease agreement, as amended, for office and laboratory space. The lease term expires on December 31, 2027. Under the SeQure Lease, the Company has one five-year option to extend the term of the lease. However, the Company is not reasonably certain to exercise this option. During the year ended December 31, 2025, the Company paid $367 in rent on the SeQure Lease.

The components of lease cost and consolidated balance sheet information for the Company’s lease portfolio were as follows:

	Year ended December 31,
	2025	2024
Operating lease cost	$2,117	$1,764
Short-term lease cost	13	33
Variable lease cost	985	970
Total lease cost	$3,115	$2,767

	As of December 31,	As of December 31,
	2025	2024
Operating leases
Assets
Right-of-use asset - operating leases	$10,920	$10,766
Liabilities
Operating lease liability, current	$1,456	$864
Operating lease liabilities, net of current portion	16,487	17,170
Total operating lease liabilities	$17,943	$18,034
Other information
Weighted-average remaining lease term (in years)	9.3	10.7
Weighted-average incremental borrowing rate	7.1%	7.0%

As of December 31, 2025, maturities of lease liabilities were as follows:

Operating Leases
2026	$2,639
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031 and thereafter	12,304
Total undiscounted lease payments	24,842
Discount factor	(6,899)
Present value of lease liabilities	$17,943

401(k) Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan covering eligible employees. Participating employees may voluntarily contribute up to limits provided by the Internal Revenue Code of 1986, as amended. The Company matches employee contributions equal to 50% of the salary deferral contributions, with a maximum Company contribution of 5% of the employees’ eligible compensation. In the years ended December 31, 2025 and 2024, Company matching contributions amounted to $837 and $898, respectively.

9.	Related Party Transactions

During the years ended December 31, 2025 and 2024, the Company sold $34, and less than $1, respectively, in products and services to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors. As of December 31, 2025, the Company had $6 in accounts receivable from this customer.

Effective January 1, 2024, the Company entered into a consulting agreement with a member of the Board of Directors to provide consulting services to the Company for a 12-month period for an amount not to exceed $150. The Company incurred $102 pursuant to this consulting agreement for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company sold $86 in products to a customer whose Chief Executive Officer is a member of the Company’s Board of Directors.

10.Business Combination

On January 29, 2025, the Company acquired 100% of the voting interests in SeQure, a provider of on-target and off-target gene-editing assessment services for cell and gene therapies.  This strategic acquisition strengthens the Company’s ability to serve ex-vivo and in-vivo cell and gene therapy developers with an innovative suite of tools and services spanning early research and development through clinical development and commercialization. By integrating SeQure into the Company, the Company will expand its service offerings and leverage its commercial and field application scientist teams to work with developers earlier in their research processes.  The purchase price was $2,339, consisting of cash paid at closing of $2,314 and $25 in the fair value of the contingent consideration as discussed in Note 6. The Company’s payment of $2,356 at closing in transaction costs and payables on behalf of SeQure were excluded from the purchase price and recorded as assumed expenses in the purchase price allocation below.  Contingent consideration will be paid to former holders of convertible promissory notes if SeQure exceeds certain revenue targets for the years ending December 31, 2025 and 2026.  The maximum amount of potential contingent consideration that could be paid is $2,500.  The Company did not pay any additional consideration for the year ended December 31, 2025.

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

See Note 5 for the purchase price allocated to specific intangible assets

Goodwill includes an assembled workforce and technological synergies with the Company’s current offerings and know-how that does not qualify for separate intangible recognition under US GAAP and is not deductible for tax purposes.  No tax accounts have been recorded in the purchase price allocation.

Any adjustments to the preliminary purchase price allocation identified during the measurement period were accounted for prospectively.   In accordance with ASC 805-10-25-17, during the measurement period, the Company obtained new information about facts and circumstances that existed as of the acquisition date. As a result,  the following adjustments to the provisional amounts during the period from January 29, 2025 (acquisition) to December 31, 2025:

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

The Company incurred approximately $751 in transaction expenses related to the acquisition of SeQure which is included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2025.  The Company incurred $164 in transaction expenses related to the acquisition which is included in general and administrative expenses for the year ended December 31, 2024.

The financial results of SeQure have been included in the Company’s consolidated financial statements since the date of acquisition.  The Company’s consolidated statement of operations includes revenue and net loss of  $1,076 and $5,257, respectively, attributable to SeQure for the year ended December 31, 2025.

The following are supplemental unaudited pro forma consolidated financial results of the Company, if the acquisition of SeQure had been consummated on January 1, 2024:

	Year Ended December 31,
	2025	2024
Revenue	$33,211	$40,839
Operating loss	$(53,784)	$(57,907)
Net loss	$(46,517)	$(47,765)
Basic and diluted loss per share	$(0.44)	$(0.46)

The pro forma operating loss for the year ended December 31, 2025 includes non-recurring charges of approximately $751 for the Company’s transaction expenses, $444 in non-recurring expenses, and $1,669 for SeQure’s acquisition-related expenses, which were incurred in the year ended December 31, 2025.

11. Goodwill

As described in Note 10, the Company recorded $3,554 in goodwill as a result of the acquisition of SeQure. During its fourth fiscal quarter, the Company performed its annual test to determine if the goodwill was impaired. The Company is a single reporting unit, and estimated its fair value using a combination of the income approach and the market approach, applying a weighting of 75% and 25%, respectively. The income approach incorporates the estimated future cash flows and a terminal value discounted to their present value using a risk-adjusted discount rate. The market approach estimated the fair value of the Company by using valuation metrics of comparable publicly traded companies.

Based on the evaluation, the Company concluded that the carrying value of the Company exceeded its fair value by an amount greater than the previously recorded goodwill and therefore, recorded an impairment charge of $3,554 in the consolidated financial statements for the year ended December 31, 2025. The Company did not have goodwill on its consolidated balance sheet as of December 31, 2025. The Company did not have goodwill during the year ended December 31, 2024.

12. Segment Reporting

The Company has one reportable segment, cell engineering technology. The cell engineering technology segment generates revenue principally from the sale of instruments and PAs and consumables, and research and clinical license fees to the Company’s customers, as well as program-related revenues as our SPL customers achieve development and regulatory milestones. The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net loss and core revenues. Core revenue includes sales of instruments, PAs and consumables, assay and other service revenue, as well as fees from research and clinical licenses, while non-core revenue relates to SPL program-related revenue. We recognize both core and non-core revenue in accordance with US GAAP. The CODM uses net loss to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions. The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total assets. The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net loss:

	Year Ended December 31,
	2025	2024
Core revenue	$29,603	$32,512
Non-core revenue	3,423	6,115
Total revenue	33,026	38,627
Cost of goods sold	6,222	7,100
Gross profit	26,804	31,527

Expenses:
Research and development	19,767	19,264
Sales and marketing	18,516	23,741
General and administrative	23,425	22,493
Goodwill impairment	3,554	—
Depreciation and amortization	4,226	4,143
Stock-based compensation	9,213	13,083
Total operating expenses	78,701	82,724

Other income	7,267	10,142

Net loss	$(44,630)	$(41,055)

Revenue by geographic location is provided below. Other than the United States, no jurisdiction accounted for greater than 10% of the Company’s revenues for the year ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Revenue
Inside the United States	$21,078	$25,768
Outside the United States	11,948	12,859
Total revenue	$33,026	$38,627

As of December 31, 2025, and 2024, substantially all of the Company’s assets were located in the United States.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2025, at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (included disclosure regarding the Company’s insider trading policies) is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

(3) List of Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-40674	3.1	August 4, 2021
3.2	Fifteenth Amended and Restated Certificate of Incorporation.	S-1	333-257810	3.1	July 26, 2021
4.1	Description of Certain of Registrant's Securities.	10-K	001-40674	4.1	March 22, 2022
10.1#	MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.1	July 26, 2021
10.2#	Form of New Hire Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.2	July 26, 2021
10.3#	Form of Performance Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.3	July 26, 2021
10.4#	Form of Director Stock Option Agreements under the MaxCyte, Inc. Long-Term Incentive Plan.	S-1/A	333-257810	10.4	July 26, 2021
10.5#	MaxCyte, Inc. Inducement Plan.	10-K	001-40674	10.5	March 22, 2022
10.6#	MaxCyte, Inc. Form of Stock Option Grant Notice (2021 Inducement Plan), dated as of January 1, 2022.	10-Q	001-40674	10.4	August 10, 2022
10.7#	Form of 2022 Employee Stock Purchase Plan.	S-8	333-266133	99.2	July 14, 2022
10.8#	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.	S-1/A	333-257810	10.8	July 26, 2021
10.9#	Amended and Restated. 2022 Equity Incentive Plan.	8-K	001-40674	10.1	June 18, 2025
10.10#	MaxCyte, Inc. Form of RSU Award Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.5	August 10, 2022

10.11#	MaxCyte, Inc. Form of Stock Option Grant Notice (2022 Equity Incentive Plan), dated as of July 19, 2022.	10-Q	001-40674	10.6	August 10, 2022
10.12	Deed of Lease, dated as of May 27, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.16	March 15, 2023
10.13	Amendment to Deed of Lease, dated as of November 16, 2021, between Key West MD Owner LLC and Registrant.	10-K	001-40674	10.17	March 15, 2023
10.14#	Promotion Letter, dated as of December 11, 2023, by and between the Registrant and Maher Masoud	10-K	001-40674	10.21	March 12, 2024
10.15#	Amended and Restated Severance Agreement, dated as of March 10, 2025, by and between Douglas J. Swirsky, and the Registrant.	10-K	001-40674	10.18	March 11, 2025
10.16	Consulting Agreement, dated February 1, 2025, between Ross Squared Consulting, LLC and the Registrant	10-Q	001-40674	10.1	May 8, 2025
10.17#	Severance Agreement, dated as of July 1, 2024, by and between Ali Soleymannezhad and the Registrant.	10-Q	001-40674	10.2	May 8, 2025
10.18#*	Amendment to Severance Agreement, dated as of November 12, 2025, by and between Douglas J. Swirsky and the Registrant
10.19#*	MaxCyte, Inc. Form of PSU Award Grant Notice (2022 Equity Incentive Plan), dated as of March 15, 2024
19.1	Corporate Disclosure Policy of MaxCyte, Inc.	10-K	001-40674	19.1	March 11, 2025
19.2	Share dealing code of MaxCyte, Inc.	10-K	001-40674	19.2	March 11, 2025
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained on the signature page to this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Amended and Restated Incentive Compensation Recoupment Policy of the Registrant	10-K	001-40674	97	March 12, 2024

101.INS*	Inline XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte Inc.

Date: March 25, 2026	By:	/s/ Douglas Swirsky
	Name:	Douglas Swirsky
	Title:	Chief Financial Officer
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

Signature	Title	Date

/s/ Maher Masoud	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2026
Maher Masoud

/s/ Douglas Swirsky	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2026
Douglas Swirsky

/s/ Richard Douglas	Chairman of the Board of Directors	March 25, 2026
Richard Douglas, PhD

/s/ Yasir Al-Wakeel	Director	March 25, 2026
Yasir Al-Wakeel, BM BCh

/s/ Patrick J. Balthrop, Sr.	Director	March 25, 2026
Patrick J. Balthrop, Sr.

/s/ Will Brooke	Director	March 25, 2026
Will Brooke

/s/ Stanley C. Erck	Director	March 25, 2026
Stanley C. Erck

/s/ Rekha Hemrajani	Director	March 25, 2026
Rekha Hemrajani

/s/ John Johnston	Director	March 25, 2026
John Johnston

/s/ Cynthia Collins	Director	March 25, 2026
Cynthia Collins