Form 10-Q
period 2026-03-31
MAXCYTE, INC.
filed 2026-05-13
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, the registrant had 107,121,672 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$14,557	$20,065
Short-term investments, at amortized cost	92,297	82,979
Accounts receivable, net	4,246	3,503
Inventory	7,631	7,547
Prepaid expenses and other current assets	4,206	4,275
Total current assets	122,937	118,369

Investments, non-current, at amortized cost	40,811	52,570
Property and equipment, net	16,637	17,531
Right-of-use asset - operating leases	10,699	10,920
Intangible assets, net	783	650
Other assets	2,606	2,467
Total assets	$194,473	$202,507

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,196	$1,401
Accrued expenses and other	4,371	7,812
Operating lease liability, current	1,374	1,456
Deferred revenue, current portion	3,271	3,598
Total current liabilities	10,212	14,267

Operating lease liability, net of current portion	16,113	16,487
Other liabilities	262	263
Total liabilities	26,587	31,017

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 107,121,672 and 106,789,618 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,071	1,068
Additional paid-in capital	433,048	431,905
Accumulated deficit	(266,233)	(261,483)
Total stockholders’ equity	167,886	171,490
Total liabilities and stockholders’ equity	$194,473	$202,507

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$9,651	$10,390
Cost of goods sold	1,569	1,497
Gross profit	8,082	8,893

Operating expenses:
Research and development	3,857	5,903
Sales and marketing	3,428	5,698
General and administrative	5,966	8,526
Depreciation and amortization	1,016	1,061
Total operating expenses	14,267	21,188
Operating loss	(6,185)	(12,295)

Other income:
Interest income	1,435	2,034
Total other income	1,435	2,034
Loss before income taxes	(4,750)	(10,261)
Provision for income taxes	—	—
Net loss	$(4,750)	$(10,261)
Basic and diluted net loss per share	$(0.04)	$(0.10)
Weighted-average shares outstanding, basic and diluted	106,875,087	105,950,480

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	3,039
Exercise of stock options	290,993	3	380	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—
Net loss	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	$1,063	$425,463	$(227,114)	$199,412

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2026	106,789,618	$1,068	$431,905	$(261,483)	$171,490
Stock-based compensation expense	—	—	1,141	—	1,141
Exercise of stock options	4,814	—	5	—	5
Vesting of restricted stock units	327,240	3	(3)	—	—
Net loss	—	—	—	(4,750)	(4,750)
Balance at March 31, 2026	107,121,672	$1,071	$433,048	$(266,233)	$167,886

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,750)	$(10,261)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047	1,096
Lease right-of-use asset amortization	221	181
Net book value of consigned equipment sold	14	—
Loss on disposal of property and equipment	—	47
Stock-based compensation	1,141	3,039
Change in excess/obsolete inventory reserve	197	65
Amortization of discounts on investments	(437)	(884)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(743)	(839)
Inventory	(380)	531
Prepaid expense and other current assets	69	65
Other assets	(127)	(254)
Accounts payable, accrued expenses and other	(3,637)	(5,589)
Operating lease liability	(456)	(278)
Deferred revenue	(327)	(1,326)
Other liabilities	(1)	(4)
Net cash used in operating activities	(8,169)	(14,411)

Cash flows from investing activities:
Purchases of investments	(25,122)	(34,645)
Maturities of investments	28,000	46,600
Purchases of property and equipment	(72)	(653)
Acquisition of intangible assets	(150)	—
Acquisition of business, net of cash acquired of $541	—	(1,773)
Net cash provided by investing activities	2,656	9,529

Cash flows from financing activities:
Proceeds from exercise of stock options	5	383
Net cash provided by financing activities	5	383
Net decrease in cash and cash equivalents	(5,508)	(4,499)
Cash and cash equivalents, beginning of period	20,065	27,884
Cash and cash equivalents, end of period	$14,557	$23,385

Supplemental cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$24	$—
Right-of-use assets obtained in business combination by assumption of lease liabilities	$—	$956

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

MaxCyte is a global life sciences company focused on advancing the discovery, development, and commercialization of next-generation cell therapies. MaxCyte leverages its proprietary cell engineering technology platform to enable the programs of its biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene-editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology, sells its related processing assemblies (“PAs”) and consumables, and provides on target and off-target gene-editing assessment services (“Assay Services”) for cell and gene therapies.  The Company’s customers include developers of cell therapies, pharmaceutical companies and biotechnology companies for use in drug discovery and development and biomanufacturing.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of both normal recurring adjustments, and adjustments for material unusual or infrequently occurring transactions or events, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “2025 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K and have not materially changed during the three months ended March 31, 2026.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeQure Dx (“SeQure”) and CCTI, Inc. All significant intercompany balances have been eliminated in consolidation.

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

Significant customers that represented 10% or more of revenue are set forth in the following table:

	Three months ended March 31,
	2026	2025
Customer A	34%	*
Customer B	22%	29%
Customer C	*	14%

Significant customers that represented 10% or more of accounts receivable are set forth in the following table:

	March 31,	December 31,
	2026	2025
Customer B	24%	18%
Customer D	13%	*

*Customer accounted for less than 10% of revenue or accounts receivable for the respective period.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended March 31, 2026 and 2025, 14% and 22%, respectively, of the Company’s additions to inventory were from one supplier. At March 31, 2026 and December 31, 2025, this supplier accounted for 20% and 10% of accounts payable, respectively.  A second supplier accounted for 14% of accounts payable as of March 31, 2026.

Accounts Receivable

Accounts receivable are reduced by an allowance for credit losses, if needed. The Company maintains an allowance for credit losses of an amount equal to anticipated future write-offs. The Company recorded an allowance for expected credit losses of $6 at March 31, 2026 and December 31, 2025.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from seven to 15 years.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $84 and $19 in foreign currency losses for the three months ended March 31, 2026 and 2025, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares of underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.5 million for the three months ended March 31, 2026 and 18.7 million for the three months ended March 31, 2025.

Recent Accounting Pronouncements

New Accounting Pronouncement Recently Adopted

In January 2026, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)  2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses, which permits an entity to assume that the current conditions it has applied in determining credit loss allowances remain unchanged for the remaining life of those assets. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

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

3.    Revenue

Revenue is principally from the sale of instruments, PAs and consumables, Assay Services, and extended warranties and from our license agreements, which include customer-specific milestone payments and royalty fees based on certain sales made by the customer. In some arrangements, products and services have been sold together representing distinct performance obligations. In these arrangements, the Company allocates the sale price to the various performance obligations in the arrangement on a relative selling price basis. Under this basis, the Company determines the estimated selling price of each performance obligation in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended March 31, 2026

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$3,639	$—	$3,639
Licenses	380	5,150	5,530
Assay and other service revenue	482	—	482
Total	$4,501	$5,150	$9,651

	Three months ended March 31, 2025

	Revenue from	Revenue
	Contracts with	from Lease	Total
	Customers	Elements	Revenue
Product sales	$5,316	$—	$5,316
Licenses	30	4,647	4,677
Assay and other service revenue	397	—	397
Total	$5,743	$4,647	$10,390

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $3,533 and $3,861 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $1,679 and $2,374 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations with a duration greater than one year as of March 31, 2026 was $366, of which the Company expects to recognize $104 in one year or less, $104 in one to two years, $36 in two to three years, and $122 thereafter.

As of March 31, 2026, the Company had unsatisfied performance obligations in the amount of $645 from Assay Services contracts that the Company expects to recognize in under 12 months.

For the three months ended March 31, 2026 and 2025, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the three months ended March 31, 2026, the Company issued 4,814 shares of common stock as a result of stock option exercises, for gross proceeds of $5, and issued 327,240 shares from the vesting of restricted stock units.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Stock Incentive Plans

In May 2022, the Board of Directors adopted, and in June 2022, the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, the Company ceased granted awards under its previously adopted MaxCyte Inc. Long-Term  the 2016 Plan (the “2016 Plan”) and the MaxCyte Inc. 2021 Inducement Plan (the “2021 Inducement Plan”), although all outstanding awards continue to remain subject to the terms of the applicable plan.

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the 2021 Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meeting of Stockholders held on June 18, 2025, June 11, 2024 and June 22, 2023, the Company’s stockholders approved to reserve an additional 2,950,000, 2,300,000, and 6,069,000, respectively, for issuance pursuant to future awards under the 2022 Plan.

At March 31, 2026 and December 31, 2025, there were 6,171,000 and 8,413,000 shares, respectively, available to be issued under the 2022 Plan.

In March 2026, the Company adopted the MaxCyte, Inc. 2026 Inducement Plan (the “2026 Inducement Plan”) to provide for the awarding of (i) non-statutory stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards, in each case, only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. Upon adoption, the Company reserved 1,000,000 shares of Common Stock for issuance under the 2026 Inducement Plan.  As of March 31, 2026, there were 625,000 shares available to be issued under the 2026 Inducement Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At March 31, 2026, total unrecognized compensation expense was $8,661, which will be recognized over an estimated weighted-average period of 2.6 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended March 31, 2026 and 2025 was estimated to be $0.43 and $1.93 per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended March 31, 2026 and 2025 was estimated to be $0.69 and $3.49 per RSU, respectively.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories on its unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
General and administrative	$732	$1,816
Sales and marketing	262	590
Research and development	147	633
Total	$1,141	$3,039

5. Condensed Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	March 31,	December 31,
	2026	2025
Raw materials inventory	$3,493	$3,864
Finished goods inventory	3,496	3,182
Work in progress	642	501
Total inventory	$7,631	$7,547

The Company reserved $1,683 and $1,531 in inventory allowance as of March 31, 2026 and December 31, 2025, respectively.

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Leasehold improvements	$14,787	$14,787
Furniture and equipment	12,587	12,542
Internal-use software	5,495	4,635
Instruments	1,990	1,923
Construction in process	49	908
Accumulated depreciation and amortization	(18,271)	(17,264)
Property and equipment, net	$16,637	$17,531

During the three months ended March 31, 2026 and 2025, the Company transferred $99 and $44, respectively, of instruments previously classified as inventory to property and equipment leased to customers.

For the three months ended March 31, 2026 and 2025, the Company incurred depreciation and amortization expense of property and equipment of $1,030 and $1,086, respectively.

Intangible Assets

Intangible assets with finite lives consist of the following:

		As of March 31, 2026			As of December 31, 2025
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15 years	$621	$(39)	$582	$471	$(28)	$443
Trade names	10 years	176	(21)	155	176	(17)	159
Customer relationships	7 years	56	(10)	46	56	(8)	48
Total intangible assets		$853	$(70)	$783	$703	$(53)	$650

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The Company recorded no impairment on its finite-lived intangibles for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the Company incurred amortization expense of intangible assets of $17 and $10, respectively.

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Money market funds, U.S. Treasury securities and government agency bonds, commercial paper, and corporate debt instruments classified as held-to-maturity are measured at fair value on a non-recurring basis when they are deemed to be impaired on an other-than-temporary basis. The Company periodically reviews investments to assess for credit impairment. Based on its assessment, all unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates. Therefore, no impairment was recognized during the three months ended March 31, 2026 and 2025.

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of March 31, 2026:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$11,507	$—	$—	$11,507
Commercial paper	Short-term investments	29,412	—	(50)	29,362
U.S. Treasury securities and government agency bonds	Short-term investments	38,879	59	(1)	38,937
Corporate debt	Short-term investments	24,006	5	(16)	23,995
Corporate debt	Long-term investments	6,570	—	(30)	6,540
U.S. Treasury securities and government agency bonds	Long-term investments	34,241	9	(107)	34,143
Total cash equivalents, short-term investments and long-term investments		$144,615	$73	$(204)	$144,484

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Money market funds and cash equivalents	Cash equivalents	$17,239	$—	$—	$17,239
Commercial paper	Short-term investments	22,077	7	(4)	22,080
U.S. Treasury securities and government agency bonds	Short‑term investments	42,004	106	—	42,110
Corporate debt	Short‑term investments	18,898	14	(2)	18,910
Corporate debt	Long-term investments	39,558	125	—	39,683
U.S. Treasury securities and government agency bonds	Long-term investments	13,012	33	—	13,045
Total cash equivalents, short-term investments and long-term investments		$152,788	$285	$(6)	$153,067

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s acquisition of SeQure in January 2025 included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets for the years ended December 31, 2025 and December 31, 2026.  The fair value of the contingent consideration was estimated to be de minimis as of March 31, 2026 and December 31, 2025.  Contingent consideration is classified within Level 3 of the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three months ended March 31, 2026 and 2025.

7.  Commitments and Contingencies

Operating Leases

In May 2021, the Company entered into a lease for its headquarters (the “Headquarters Lease”), consisting of an operating lease agreement, as amended, for new office, laboratory, manufacturing, and other space. The lease term expires on August 31, 2035. Under the Headquarters Lease, the Company has three five-year options to extend the term of the lease. However, the Company is not reasonably certain to exercise any of these options. During the three months ended March 31, 2026 and 2025, the Company paid $736 and $541, respectively, in rent on the Headquarters Lease.

Upon the acquisition of SeQure, the Company assumed SeQure’s headquarters lease (the “SeQure Lease”) consisting of an operating lease agreement, as amended, for office and laboratory space.  The lease term expires on December 31, 2027. Under the SeQure Lease, the Company has one five-year option to extend the term of the lease. However, the Company is not reasonably certain to exercise this option. During the three months ended March 31, 2026 and 2025, the Company paid $138 and $67, respectively, in rent on the SeQure Lease.

The Company had no finance leases as of March 31, 2026 and December 31, 2025.

The components of lease cost and supplemental condensed consolidated balance sheet information for the Company’s lease portfolio were as follows:

	Three months ended March 31,
	2026	2025
Operating lease cost	$536	$510
Short-term lease cost	4	3
Variable lease cost	310	285
Total lease cost	$850	$798

	As of March 31,	As of December 31,
	2026	2025
Operating leases
Assets
Right-of-use asset - operating leases	$10,699	$10,920
Liabilities
Operating lease liability, current	$1,374	$1,456
Operating lease liabilities, net of current portion	16,113	16,487
Total operating lease liabilities	$17,487	$17,943
Other information
Weighted-average remaining lease term (in years)	9.1	9.3
Weighted-average incremental borrowing rate	7.1%	7.1%

The following table reconciles the remaining minimum lease payments to lease liabilities as of March 31, 2026:

Operating Leases
Remainder of 2026	$1,869
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031	2,518
2032 and thereafter	9,786
Total undiscounted lease payments	24,072
Discount factor	(6,585)
Present value of lease liabilities	$17,487

8.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments, PAs and consumables, and research and clinical license fees to the Company’s customers, as well as milestone and royalty revenues as our SPL customers achieve development and regulatory milestones.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer and Chief Financial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net loss and core revenues.  Core revenue includes sales of instruments, PAs and consumables, assay and other service revenue, as well as fees from research and clinical licenses, while non-core revenue relates to SPL milestone and royalty revenue.  We recognize both core and non-core revenue in accordance with US GAAP.  The CODM uses net loss to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and establishing Management’s compensation.  The measure of segment assets is reported on the consolidated balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit: net loss.

	Three Months Ended March 31,
	2026	2025
Core revenue	$6,218	$8,243
Non-core revenue	3,433	2,147
Total revenue	9,651	10,390
Cost of goods sold	1,569	1,497
Gross profit	8,082	8,893

Expenses:
Research and development	3,710	5,270
Sales and marketing	3,166	5,108
General and administrative	5,234	6,710
Depreciation and amortization	1,016	1,061
Stock-based compensation	1,141	3,039
Total operating expenses	14,267	21,188

Other income	1,435	2,034

Net loss	$(4,750)	$(10,261)

Revenue by geographic location is provided below.

	Three Months Ended March 31,
	2026	2025
Revenue
Inside the United States	$6,616	$8,034
Outside the United States	3,035	2,356
Total revenue	$9,651	$10,390

As of March 31, 2026 and December 31, 2025, substantially all of the Company’s assets were located in the United States.

9.	Related Party Transactions

During the three months ended March 31, 2026, the Company sold $3 in products to a customer whose Board of Directors includes a member who also serves on the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2026, (the “2025 Form 10-K”), as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the “Risk Factors” section contained in the 2025 Form 10-K and other information provided from time to time in our other filings with the SEC.

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

•our ability to expand our customer base and enter into additional SPL arrangements;

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the caption “Risk Factors” and elsewhere in the 2025 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Our ExPERT™ platform, which is based on our Flow Electroporation technology, has been designed to address this rapidly expanding cell therapy market and can be utilized across the continuum of the high-growth cell therapy sector, from discovery and development through commercialization of next-generation, cell-based medicines. The ExPERT family of products includes five instruments, which we call the DTx™, the ATx™, the STx™, the GTx™, and the VLx™, as well as a portfolio of proprietary related disposables and consumables.  Our disposables include PAs designed for use with our instruments and our consumables include accessories supporting PAs such as electroporation buffer solution and software protocols. We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes an application scientist team.   The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

From leading commercial cell therapy drug and biologic developers and top biopharmaceutical companies to top academic and government research institutions, including the U.S. National Institutes of Health, our customers have extensively validated our technology. We believe the features and performance of our platform have led to sustained customer engagement. Our existing customer base, which includes but is not limited to our 29 SPL partners, ranges from large biopharmaceutical companies, including a majority of the top 25 pharmaceutical companies based on 2025 global revenue, to hundreds of biotechnology companies and academic centers focused on translational research. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $9.7 million and incurred a net loss of $4.8 million for the three months ended March 31, 2026.  As of March 31, 2026, we had an accumulated deficit of $266.2 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including expanding our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In February 2026, we announced the launch of our ExPERT DTx™, a high throughput transfection platform for research and drug discovery applications.  The DTx streamlines workflows by processing up to 96 samples in a single three-minute run.  The DTx was developed for researchers whether performing gRNA or nuclease screens, antibody discovery, or evaluating novel receptor constructs.  With directly scalable, precision turned electroporation protocols, we believe the DTx supports a clear, efficient path to downstream development and GMP-compliant manufacturing when paired with the ATx, STx and GTx.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)

Total revenue	$9,651	$10,390
Cost of goods sold	1,569	1,497
Gross profit	8,082	8,893
Operating expenses
Research and development	3,857	5,903
Sales and marketing	3,428	5,698
General and administrative	5,966	8,526
Depreciation and amortization	1,016	1,061
Total operating expenses	14,267	21,188
Operating loss	(6,185)	(12,295)
Other income
Interest income	1,435	2,034
Total other income	1,435	2,034
Net loss	$(4,750)	$(10,261)

Revenue

We generate revenue principally from the sale of instruments, single-use PAs and consumables as well as from licenses and service offerings to our customers. Our SPL agreements also include associated clinical progress milestones and sales-based payments to us, in addition to annual license payments.

In order to evaluate how our sales are trending across key markets, as well as the contribution of program economics from our SPL agreements, we separately analyze our core revenue and our performance-based milestone revenues we recognize under our SPL agreements.  Core revenue includes instrument sales, PAs and consumables, research and clinical licenses, and Assay Services, while non-core revenue relates to SPL milestone and royalty revenue.  We recognize both core and non-core revenue in accordance with US GAAP.

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,346	$1,444	$(98)	(7%)
PA revenue	2,293	3,871	(1,578)	(41%)
License revenue	2,097	2,531	(434)	(17%)
Assay service revenue	188	142	46	32%
Other service revenue	294	255	39	15%
Total core revenue	6,218	8,243	(2,025)	(25%)
SPL milestones and royalties	3,433	2,147	1,286	60%
Total revenue	$9,651	$10,390	$(739)	(7%)

Total revenue for the three months ended March 31, 2026 was $9.7 million, a decrease of $0.7 million, or 7%, compared to $10.4 million during the three months ended March 31, 2025.  The decrease was primarily driven by a decrease in a core revenue, offset by an increase in SPL milestone and royalty revenue in the amounts shown in the table above.

Total core revenue for the three months ended March 31, 2026 was $6.2 million, a decrease of $2.0 million, or 25%, compared to the three months ended March 31, 2025.  Our overall decrease in core revenue was primarily driven by decreases in PA revenue and license revenue of $1.6 million and $0.4 million, respectively.

The $1.3 million increase in SPL milestone and royalty revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 resulted from customer variability in achievement of contractually specified clinical and regulatory milestones during the respective periods.  We expect SPL milestone and royalty revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.

Notwithstanding the decrease of core revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, we expect total revenue to increase over time as our customers’ programs advance and our markets grow, resulting in additional instrument sales and license and PA sales and also as the percentage of our installed base that are under SPL license agreements increases. We expect revenue from PA and instrument sales and instrument licenses to cell therapy customers will continue to grow as those customers advance their preclinical pipeline programs into clinical development and move their existing drug development programs into later-stage clinical trials and, potentially, into commercialization. In addition, we believe we are well-positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period-to-period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress, and our dependence on the program decisions of our partners.

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

During the three months ended March 31, 2026, gross margin was 84% compared to 86% for the three months ended March 31, 2025.  The decrease in gross margin was primarily due to a decrease in license revenue and the product mix of PAs sold during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,569	$1,497	$72	5%
Gross profit	$8,082	$8,893	$(811)	(9%)
Gross margin	84%	86%

Cost of goods sold increased by $0.1 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a greater increase in the provision for inventory reserves for the three months ended March 31, 2026 compared to March 31, 2025.

Gross profit decreased by $0.8 million, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by the decreases in PA sales, offset by an increase in SPL milestone and royalty revenue.

We expect that our cost of goods sold will generally increase or decrease modestly as our instrument, PA and assay service revenue increases or decreases. We expect our gross margin to benefit from realization of milestone and royalty revenue from our SPL agreements, to the extent that such revenue grows to be a significant proportion of overall revenues, as there is no cost of goods sold associated with such revenue. However, realization and timing of these potential milestone revenues is uncertain.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Research and development	$3,857	$5,903	($2,046)	(35)%

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

Research and development expenses decreased by $2.0 million, or 35%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.  The decrease was primarily driven by a $1.0 million decrease in salary expense due to a headcount reduction, a $0.5 million decrease in stock-based compensation, a $0.3 million decrease in engineering expense and a $0.2 million decrease in lab expenses.

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

Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Sales and marketing	$3,428	$5,698	$(2,270)	(40)%

Our sales and marketing expenses consist primarily of salaries, commissions, and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $2.3 million, or 40%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $1.2 million decrease in compensation expenses due to a reduction in headcount, a $0.5 million decrease in marketing expenses, a $0.3 million decrease in stock-based compensation, and a $0.3 million decrease in professional fees, travel, and overhead expenses.

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

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
General and administrative	$5,966	$8,526	$(2,560)	(30)%

General and administrative expenses primarily consist of salaries, benefits, stock-based compensation and travel costs for employees in our executive, accounting and finance, legal, corporate development, human resources, information systems, and office administration functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, facilities and allocated overhead expenses, and public company fees associated with being a Nasdaq listed public company such as director fees, broker fees, investor relations consultants fees and insurance costs. These expenses are exclusive of depreciation and amortization.

General and administrative decreased by $2.6 million, or 30%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $1.1 million decrease in stock-based compensation, a $0.9 million decrease in legal fees, a $0.4 million decrease in compensation expense, and a $0.2 million decrease in professional fees.

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

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,016	$1,061	$(45)	(4)%

Depreciation and amortization expense decreased by $45,000, or 4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Interest Income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Interest income	$1,435	$2,034	$(599)	(29)%

Interest income represents interest on our cash balances and investments.  Interest income decreased $0.6 million, or 29%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended March 31, 2026.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the three months ended March 31, 2026, we incurred a net loss of $4.8 million. As of March 31, 2026, we had an accumulated deficit of $266.2 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(8,169)	$(14,411)
Investing activities	2,656	9,529
Financing activities	5	383
Net decrease in cash and cash equivalents	$(5,508)	$(4,499)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $8.2 million, and consisted primarily of our net loss of $4.8 million, which was offset in part by net non-cash expenses of $2.2 million.  Net non-cash expenses include stock-based compensation of $1.1 million, depreciation and amortization expenses of $1.0 million, and an aggregate of $0.4 million in other non-cash charges offset by amortization of discounts on investments of $0.4 million. We also had net cash outflows of $5.6 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.6 million due to timing considerations, an increase in accounts receivable of $0.7 million, a decrease in operating lease liabilities of $0.5 million, an increase in inventory of $0.4 million, a decrease in deferred revenue of $0.3 million, and an increase in other assets of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $14.4 million and consisted primarily of our net loss of $10.3 million, which was offset in part by net non-cash expenses of $3.5 million.  Net non-cash expenses include stock-based compensation of $3.0 million, depreciation and amortization expenses of $1.1 million, and an aggregate $0.3 million in other non-cash charges offset by amortization of discounts on investments of $0.9 million. We also had net cash outflows of $7.8 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $5.6. million due to timing considerations, a decrease in deferred revenue of $1.3 million, an increase in accounts receivable of $0.8 million, a decrease in operating lease liabilities of $0.3 million, and an increase in other assets of $0.3 million, offset by decreases in inventory and prepaid expenses and other current assets of $0.5 million and $0.1 million, respectively.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $2.7 million, which was primarily attributable to maturities of investments of $28.0 million, offset by purchases of investments of $25.1 million, $0.1 million for the acquisition of intangible assets, and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities during the three months ended March 31, 2025 was $9.5 million, which was primarily attributable to maturities of investments of $46.6 million, offset by purchases of investments of $34.6 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $0.7 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 and 2025 was $5,000 and $0.4 million, respectively, from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2026 consisted primarily of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease are $23.4 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which term expires on December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease are $0.7 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the year ended December 31, 2025 and year ending December 31, 2026.  Our estimate of the fair value of the liability for contingent consideration was de minimis as of March 31, 2026.

We had no debt obligations as of March 31, 2026 and December 31, 2025.

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

There have been no material changes, except as described below, to our critical accounting estimates from those disclosed in our condensed consolidated financial statements and the related notes and other financial information included in the 2025 Form 10-K.

Impairment of Long-Lived Assets

We consider the assessment of recoverability of our long-lived assets under ASC 360, Property, Plant, and Equipment, to be a critical accounting estimate.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.  The cash-flow projections used in the recoverability assessment require management judgment in developing assumptions regarding future revenues, operating costs, customer retention and purchasing activity, and expected disposition value. Projected cash flows from customers’ future revenues represent a meaningful component of the overall cash flow projections used in the recoverability assessment.

The recoverability determination is sensitive to assumptions related to our customers’ ability to achieve specified contractual development milestones and commercial sales-based royalties, as the timing and achievement of those revenues directly affect projected future cash flows. Adverse changes in assumptions regarding milestone and royalty achievement could result in projected cash flows that are insufficient to recover the carrying amount of an asset group and could require the recognition of an impairment charge in future periods.

For the three months ended March 31, 2026, we did not record an impairment of our long-lived assets. However, future impairment conclusions could change if actual results differ from our assumptions or if adverse developments occur with respect to the customer’s progress toward achieving contractual milestones, customer demand, or expected disposition values.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” and elsewhere in the 2025 Form 10-K. There have been no material changes to the risk factors set forth in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report, or incorporated by reference into, on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	MaxCyte, Inc. 2026 Inducement Plan	S-8	333-295073	99.1	April 15, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable Taxonomy Extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

MaxCyte, Inc.

Date: May 13, 2026	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Parmeet Ahuja
	Name:	Parmeet Ahuja
	Title:	Chief Financial Officer (Principal Financial Officer)