Form 10-Q
period 2026-06-30
MAXCYTE, INC.
filed 2026-08-13
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the registrant had 103,206,206 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,042	$20,065
Short-term investments, at amortized cost	90,648	82,979
Accounts receivable, net	3,922	3,503
Inventory, net	7,798	7,547
Prepaid expenses and other current assets	3,664	4,275
Assets held for sale	200	—
Total current assets	121,274	118,369

Investments, non-current, at amortized cost	36,233	52,570
Property and equipment, net	14,897	17,531
Right-of-use asset - operating leases	10,472	10,920
Intangible assets, net	766	650
Other assets	1,030	2,467
Total assets	$184,672	$202,507

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,734	$1,401
Accrued expenses and other	4,170	7,812
Operating lease liability, current	1,528	1,456
Deferred revenue, current portion	2,463	3,598
Total current liabilities	9,895	14,267

Operating lease liability, net of current portion	15,723	16,487
Other liabilities	302	263
Total liabilities	25,920	31,017

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 107,447,077 and 106,789,618 shares issued, and 106,134,011 and 106,789,618 outstanding at June 30, 2026 and December 31, 2025, respectively	1,074	1,068
Additional paid-in capital	434,263	431,905
Treasury stock, 1,313,066 shares, at cost	(1,478)	—
Accumulated deficit	(275,107)	(261,483)
Total stockholders’ equity	158,752	171,490
Total liabilities and stockholders’ equity	$184,672	$202,507

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,271	$8,507	$16,922	$18,897
Cost of goods sold	1,675	1,519	3,244	3,016
Gross profit	5,596	6,988	13,678	15,881

Operating expenses:
Research and development	4,253	6,269	8,110	12,172
Sales and marketing	3,364	5,786	6,792	11,484
General and administrative	7,258	8,080	13,224	16,606
Depreciation and amortization	953	1,080	1,969	2,141
Total operating expenses	15,828	21,215	30,095	42,403
Operating loss	(10,232)	(14,227)	(16,417)	(26,522)

Other income:
Interest income	1,358	1,870	2,793	3,904
Total other income	1,358	1,870	2,793	3,904
Loss before income taxes	(8,874)	(12,357)	(13,624)	(22,618)
Provision for income taxes	—	—	—	—
Net loss	(8,874)	(12,357)	(13,624)	(22,618)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(8,874)	$(12,357)	$(13,624)	$(22,618)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.13)	$(0.21)
Weighted-average shares outstanding, basic and diluted	106,822,633	106,403,540	106,848,715	106,178,262

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$—	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	—	3,039
Exercise of stock options	290,993	3	380	—	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—	—
Net loss	—	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	1,063	425,463	—	(227,114)	199,412
Stock-based compensation expense	—	—	3,514	—	—	3,514
Exercise of stock options	18,542	—	20	—	—	20
Vesting of restricted stock units	191,700	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	68,179	1	133	—	—	134
Net loss	—	—	—	—	(12,357)	(12,357)
Balance at June 30, 2025	106,592,139	$1,066	$429,128	$—	$(239,471)	$190,723

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at January 1, 2026	106,789,618	$1,068	$431,905	$—	$(261,483)	$171,490
Stock-based compensation expense	—	—	1,141	—	—	1,141
Exercise of stock options	4,814	—	5	—	—	5
Vesting of restricted stock units	327,240	3	(3)	—	—	—
Net loss	—	—	—	—	(4,750)	(4,750)
Balance at March 31, 2026	107,121,672	1,071	433,048	—	(266,233)	167,886
Stock-based compensation expense	—	—	1,160	—	—	1,160
Exercise of stock options	24,634	—	24	—	—	24
Vesting of restricted stock units	262,655	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	38,116	—	34	—	—	34
Repurchases of common stock				(1,478)		(1,478)
Net loss	—	—	—	—	(8,874)	(8,874)
Balance at June 30, 2026	107,447,077	$1,074	$434,263	$(1,478)	$(275,107)	$158,752

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,624)	$(22,618)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	2,196
Impairment of fixed assets	630	—
Lease right-of-use asset amortization	448	378
Net book value of consigned equipment sold	102	55
Loss on disposal of property and equipment	22	113
Stock-based compensation	2,301	6,553
Credit loss expense	—	10
Provision for inventory reserve	379	165
Amortization of discounts on investments	(838)	(1,635)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(419)	(1,077)
Inventory	(852)	754
Prepaid expense and other current assets	611	773
Other assets	1,449	(1,140)
Accounts payable, accrued expenses and other	(3,276)	(5,340)
Operating lease liability	(692)	(593)
Deferred revenue	(1,135)	(2,831)
Other liabilities	39	(26)
Net cash used in operating activities	(12,830)	(24,263)

Cash flows from investing activities:
Purchases of investments	(36,494)	(63,523)
Maturities of investments	46,000	77,600
Purchases of property and equipment	(134)	(1,237)
Acquisition of intangible assets	(150)	—
Acquisition of business, net of cash acquired of $541	—	(1,773)
Net cash provided by investing activities	9,222	11,067

Cash flows from financing activities:
Proceeds from exercise of stock options	29	403
Proceeds from issuance of common stock under employee stock purchase plan	34	134
Repurchases of common stock	(1,478)	—
Net cash (used in) provided by financing activities	(1,415)	537
Net decrease in cash and cash equivalents	(5,023)	(12,659)
Cash and cash equivalents, beginning of period	20,065	27,884
Cash and cash equivalents, end of period	$15,042	$15,225

Supplemental cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$91
Right-of-use assets obtained in business combination by assumption of lease liabilities	$—	$956

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

MaxCyte is a global life sciences company focused on providing comprehensive cell engineering solutions to advance the discovery, development, and commercialization of next-generation cell therapies. The Company’s enabling platform technologies, including its proprietary Flow Electroporation® technology, support biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene-editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing. The Company licenses and sells its instruments and technology, sells its related processing assemblies (“PAs”) and consumables, and provides on target and off-target gene-editing characterization assessment services (“Assay Services”).

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of both normal recurring adjustments, and adjustments for material unusual or infrequently occurring transactions or events, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements are not necessarily indicative of the results that may occur for the full fiscal year or any other future year or period. Certain information and notes disclosure normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “2025 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K and have not materially changed during the three and six months ended June 30, 2026.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeQure Dx (“SeQure”) and CCTI, Inc. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions that management believes to be of high credit quality. At times, the Company’s cash balances may exceed federally insured limits and cash may also be deposited in foreign bank accounts that are not covered by federal deposit insurance. The Company does not believe that this results in any significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue for the period or accounts receivable as of the end of a reporting period.

Significant customers that represented 10% or more of revenue are set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	35%	25%	27%	27%
Customer B	*	15%	*	*
Customer C	*	*	21%	*

*Customer accounted for less than 10% of revenue for the respective period.

As of June 30, 2026 and December 31, 2025, Customer A accounted for 43% and 18% of the Company’s accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended June 30, 2026 and 2025, 21% and 11%, respectively, of the Company’s additions to inventory were from one supplier.  During the six months ended June 30, 2026 and 2025, 16% and 15%, respectively, of the Company’s additions to inventory were from one supplier. At June 30, 2026 and December 31, 2025, this supplier accounted for 11% and 10% of accounts payable, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected credit losses.  The Company recorded an allowance for credit losses of an amount equal to anticipated future write-offs. The Company recorded an allowance for expected credit losses of $6 at June 30, 2026 and December 31, 2025.   Accounts receivable include both trade and lease receivables.  Lease receivables arising from operating leases are evaluated for collectability in accordance with Accounting Standards Codification (“ASC”) 842, Leases, and therefore are not included in the Company's allowance for expected credit losses.

Deferred Asset Acquisition Costs

The Company capitalizes incurred direct, incremental costs related to potential transactions that, if consummated, would be accounted for as an asset acquisition under ASC 805-50 . These costs primarily consist of professional fees, including legal, advisory, accounting, and other transaction-specific services that are directly attributable to the contemplated acquisition and included in other assets on the Company’s balance sheet.  During the three and six months ended June 30, 2026, the Company decided not to pursue continued evaluation of a certain asset acquisition and recorded a charge of $1,582 related to previously capitalized costs in general and administrative expenses in the condensed consolidated statement of operations.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from seven to 15 years.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized ($67) and $26 in foreign currency (losses) gains for the three months ended June 30, 2026 and 2025, respectively, and ($150) and $7 in foreign currency (losses) gains for the six months ended June 30, 2026 and 2025, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares of underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.7 million for the three and six months ended June 30, 2026 and 19.5 million for the three and six months ended June 30, 2025.

Recent Accounting Pronouncements

New Accounting Pronouncement Recently Adopted

In January 2026, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)  2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses, which permits an entity to assume that the current conditions it has applied in determining credit loss allowances remain unchanged for the remaining life of those assets. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

New Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 improve the transparency of expenses by nature by requiring additional disaggregated expense disclosures. The Company is in the process of evaluating the information and reporting process necessary to comply with the new disclosure requirements, which are effective beginning with the Company’s 2027 annual financial statements.

3.    Revenue

The Company generates revenue from the sale of instruments and related PAs and consumables, licenses of its proprietary technology, and Assay Services. Under Strategic Platform License (“SPL”) agreements, which include annual license payments, the Company generates revenue according to achievement of the customer’s associated clinical progress milestones and sales-based royalty payments. Certain customer arrangements include multiple goods and services, including licenses, instruments, consumables, and services.

The Company accounts for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers, and its licensed revenue for leased equipment under ASC 842, Leases.  Contracts with customers may contain one or more distinct performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price.

Revenue is recognized when, or as, control of the promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Revenue from the sale of instruments, PAs, and consumables is generally recognized upon shipment to the customer. Revenue from Assay Services is recognized when performance obligations have been met, typically upon delivery of the characterization report. Revenue associated with extended warranties and other service arrangements is recognized when the related performance obligations are satisfied.

The Company enters into SPL arrangements that may include licenses of proprietary technology, milestone payments, sales-based royalties, and leased instruments. Revenue from licenses of functional intellectual property is generally recognized at a point in time when control of the license transfers to the customer. Revenue from licenses of symbolic intellectual property is recognized over the license term.

Milestone payments included in SPL arrangements represent variable consideration and are recognized when it is probable that a significant reversal of cumulative revenue recognized will not occur, usually upon a customer’s obtainment of the milestone. Sales-based royalties associated with licenses of intellectual property are recognized in the period when the underlying customer sales occur.

Lease components included in customer arrangements are accounted for under ASC 842, Leases, with revenue recognized in accordance with that guidance reflected as license revenue.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$4,098	$—	$4,098	$7,737	$—	$7,737
Licenses	255	2,335	2,590	635	7,485	8,120
Assay and other service revenue	583	—	583	1,065	—	1,065
Total	$4,936	$2,335	$7,271	$9,437	$7,485	$16,922

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,269	$—	$5,269	$10,585	$—	$10,585
Licenses	245	2,683	2,928	275	7,330	7,605
Assay and other service revenue	310	—	310	707	—	707
Total	$5,824	$2,683	$8,507	$11,567	$7,330	$18,897

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $2,765 and $3,861 as of June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized $1,694 and $2,041 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the six months ended June 30, 2026 and 2025, the Company recognized $3,071 and $4,416 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

As of June 30, 2026, remaining contract consideration due to unsatisfied performance obligations with an original expected duration greater than one year as of June 30, 2026 was $427, of which the Company expects to recognize $125 in one year or less, $125 in one to two years, $38 in two to three years, and $139 thereafter.

As of June 30, 2026, the Company had unsatisfied performance obligations in the amount of $260 from Assay Services contracts that the Company expects to recognize in under 12 months.

For the three and six months ended June 30, 2026 and 2025, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the six months ended June 30, 2026, the Company issued 29,448 shares of common stock as a result of stock option exercises, for gross proceeds of $29, issued 589,895 shares from the vesting of restricted stock units and issued 38,116 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) for gross proceeds of $34.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Share Repurchase

In May 2026, the Board of Directors authorized a share repurchase program  under which the Company may purchase up to $10,000 of its outstanding common stock over a one-year period.  Repurchases of common stock under the program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at the Company’s discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations.  During the six months ended June 30, 2026, the Company repurchased 1,313,066 shares of its common stock for an aggregate purchase amount of $1,478, and $8,522 remained available for share repurchases under the program.

Stock Incentive Plans

In May 2022, the Board of Directors adopted, and in June 2022, the Company’s stockholders approved, the MaxCyte, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to provide for the awarding of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, (vi) performance awards, and (vii) other awards. Following the approval of the 2022 Plan, the Company ceased granting awards under its previously adopted MaxCyte Inc. Long-Term  Incentive Plan (the “2016 Plan”) and the MaxCyte Inc. 2021 Inducement Plan (the “2021 Inducement Plan”), although all outstanding awards continue to remain subject to the terms of the applicable plan.

Upon the effectiveness of the 2022 Plan, a total of 3,692,397 shares were initially reserved for issuance pursuant to future awards under the 2022 Plan, consisting of 1,928,000 new shares and 1,764,397 shares previously available under the 2016 Plan. If and to the extent that outstanding options under the 2016 Plan or the 2021 Inducement Plan are forfeited, the shares underlying such forfeited options will become available for issuance under the 2022 Plan. At the Company’s Annual Meetings of Stockholders held on June 18, 2025, June 11, 2024 and June 22, 2023, the Company’s stockholders approved to reserve an additional 2,950,000, 2,300,000, and 6,069,000 shares, respectively, for issuance pursuant to future awards under the 2022 Plan.

At June 30, 2026 and December 31, 2025, there were 5,708,000 and 8,413,000 shares, respectively, available to be issued under the 2022 Plan.

In March 2026, the Board of Directors adopted the MaxCyte, Inc. 2026 Inducement Plan (the “2026 Inducement Plan”) to provide for the awarding of (i) non-statutory stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv)

restricted stock unit awards; (v) performance awards; and (vi) other awards, in each case, only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. Upon adoption, 1,000,000 shares of common stock were reserved for issuance under the 2026 Inducement Plan.  As of June 30, 2026, there were 411,000 shares available to be issued under the 2026 Inducement Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At June  30, 2026, total unrecognized compensation expense was $8,133, which will be recognized over an estimated weighted-average period of 2.4 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended June 30, 2026 and 2025 was estimated to be $0.71 and $1.17 per option share, respectively.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was estimated to be $0.49 and $1.72 per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended June 30, 2026 and 2025 was estimated to be $0.95 and $2.16 per RSU, respectively.  The weighted-average fair value of the RSUs granted during the six months ended June 30, 2026 and 2025 was estimated to be $0.75 and $3.05 per RSU, respectively.

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

The most recent purchase period began on May 19, 2026.  The weighted average fair value for the shares estimated to be purchased under the ESPP for this purchase period was $0.33 per share, which the Company will expense over the current purchase period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories on its unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative	$713	$2,276	$1,445	$4,092
Sales and marketing	256	640	518	1,230
Research and development	191	598	338	1,231
Total	$1,160	$3,514	$2,301	$6,553

5. Condensed Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	June 30,	December 31,
	2026	2025
Raw materials inventory	$3,600	$3,864
Finished goods inventory	3,627	3,182
Work in progress	571	501
Total inventory, net	$7,798	$7,547

An allowance of $1,797 and $1,531 as of June 30, 2026 and December 31, 2025, respectively, was recorded to reduce the value of inventory for items that are potentially obsolete due to expiry, product demand, or to adjust costs to their net realizable value.

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

Property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Leasehold improvements	$14,787	$14,787
Furniture and equipment	9,998	12,542
Internal-use software	5,500	4,635
Instruments	1,995	1,923
Construction in process	15	908
Accumulated depreciation and amortization	(17,398)	(17,264)
Property and equipment, net	$14,897	$17,531

During the six months ended June 30, 2026 and 2025, the Company transferred $222 and $62, respectively, of instruments previously classified as inventory to property and equipment leased to customers. During the three and six months ended June 30, 2026, the Company committed to a plan to sell certain equipment. Accordingly, the assets met the criteria to be classified as held for sale and were written down to their estimated fair value less costs to sell.  As of June 30, 2026, assets held for sale of $200 are included within current assets on the condensed consolidated balance sheets.

For the three months ended June 30, 2026 and 2025, the Company incurred depreciation and amortization expense of property and equipment of $961 and $1,089, respectively.  For the six months ended June 30, 2026 and 2025, the Company incurred depreciation and amortization expense of property and equipment of $1,991 and $2,175, respectively.

Intangible Assets

Intangible assets with finite lives consist of the following:

		As of June 30, 2026			As of December 31, 2025
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15 years	$621	$(50)	$571	$471	$(28)	$443
Trade names	10 years	176	(25)	151	176	(17)	159
Customer relationships	7 years	56	(12)	44	56	(8)	48
Total intangible assets		$853	$(87)	$766	$703	$(53)	$650

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The Company recorded no impairment on its finite-lived intangibles for the three and six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025, the Company incurred amortization expense of intangible assets of $17 and $12, respectively.  For the six months ended June 30, 2026 and 2025, the Company incurred amortization expense of intangible assets of $34 and $21, respectively.

Accrued Expenses and other

Accrued expenses and other consist of the following:

	June 30,	December 31,
	2026	2025
Accrued compensation	$2,802	$5,628
Accrued professional fees, overhead and other	1,368	2,184
Total accrued expenses	$4,170	$7,812

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

The Company’s held-to-maturity investments, which consist primarily of commercial paper, U.S. Treasury securities and government agency bonds, and corporate debt instruments, are carried at amortized cost and are periodically evaluated for expected credit losses. Based on the Company’s assessment as of June 30, 2026 and December 31, 2025, no allowance for credit losses was required. Unrecognized holding losses were due to factors other than credit loss, such as changes in interest rates and other market conditions.  As of June 30, 2026, the Company’s long-term investments mature between one and two years.

The Company’s held-to-maturity investments consisted of the following amounts of amortized cost, gross unrecognized gains and losses, and estimated fair value by security type and balance sheet classification as of June 30, 2026 and December 31, 2025:

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of June 30, 2026:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Commercial paper	Short-term investments	$29,561	$—	$(32)	$29,529
U.S. Treasury securities and government agency bonds	Short-term investments	36,462	16	(39)	36,439
Corporate debt	Short-term investments	24,625	—	(27)	24,598
Corporate debt	Long-term investments	6,196	—	(40)	6,156
U.S. Treasury securities and government agency bonds	Long-term investments	30,037	—	(186)	29,851
Total short-term investments and long-term investments		$126,881	$16	$(324)	$126,573

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Commercial paper	Short-term investments	$22,077	$7	$(4)	$22,080
U.S. Treasury securities and government agency bonds	Short‑term investments	42,004	106	—	42,110
Corporate debt	Short‑term investments	18,898	14	(2)	18,910
Corporate debt	Long-term investments	39,558	125	—	39,683
U.S. Treasury securities and government agency bonds	Long-term investments	13,012	33	—	13,045
Total short-term investments and long-term investments		$135,549	$285	$(6)	$135,828

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, such as goodwill, intangible assets, and property and equipment, at fair value on a non-recurring basis when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the asset group is determined not to be recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

During the three and six months ended June 30, 2026, the Company recognized an impairment charge of $630 related to certain property and equipment that management determined would no longer be used and was actively marketed for sale. The fair value of the assets was determined primarily on unobservable inputs (Level 3) based on an independent third-party estimate of anticipated recovery values for the assets. The impairment charge is included in research and development expense in the accompanying unaudited condensed consolidated statements of operations.  There were no impairment charges recognized for the three and six months ended June 30, 2025.

The Company’s acquisition of SeQure in January 2025 included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets for the years ended December 31, 2025 and December 31, 2026.  The fair value of the contingent consideration was estimated to be de minimis as of June 30, 2026 and December 31, 2025.  Contingent consideration is classified within Level 3 of the fair value hierarchy.

7.  Commitments and Contingencies

Leases

The following table represents the Company’s lease cost and supplemental lease information:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$536	$536	$1,072	$1,046
Short-term lease cost	4	3	8	6
Variable lease cost	393	308	703	593
Total lease cost	$933	$847	$1,783	$1,645

	As of June 30,	As of December 31,
	2026	2025
Operating leases
Assets
Right-of-use asset - operating leases	$10,472	$10,920
Liabilities
Operating lease liability, current	$1,528	$1,456
Operating lease liabilities, net of current portion	15,723	16,487
Total operating lease liabilities	$17,251	$17,943
Other information
Weighted-average remaining lease term (in years)	8.9	9.3
Weighted-average incremental borrowing rate	7.1%	7.1%

The following table reconciles the remaining minimum lease payments to the lease liability as of June 30, 2026:

Operating Leases
Remainder of 2026	$1,324
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031	2,518
2032 and thereafter	9,786
Total undiscounted lease payments	23,527
Discount factor	(6,276)
Present value of lease liabilities	$17,251

8.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments, PAs and consumables, and research and clinical license fees to the Company’s customers, as well as milestone and royalty revenues as our SPL customers achieve development and regulatory milestones.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer and Chief Financial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net loss and core revenues.  Core revenue includes sales of instruments, PAs and consumables, Assay and other service revenue, as well as fees from research and clinical licenses, while non-core revenue relates to SPL milestone and royalty revenue.  We recognize both core and non-core revenue in accordance with US GAAP.  The CODM uses net loss to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and to establish Management’s compensation.  The measure of segment assets is reported on the consolidated balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit (net loss).

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Core revenue	$6,503	$8,198	$12,721	$16,441
Non-core revenue	768	309	4,201	2,456
Total revenue	7,271	8,507	16,922	18,897
Cost of goods sold	1,675	1,519	3,244	3,016
Gross profit	5,596	6,988	13,678	15,881

Expenses:
Research and development	4,062	5,671	7,772	10,941
Sales and marketing	3,107	5,146	6,274	10,254
General and administrative	6,546	5,804	11,779	12,514
Depreciation and amortization	953	1,080	1,969	2,141
Stock-based compensation	1,160	3,514	2,301	6,553
Total operating expenses	15,828	21,215	30,095	42,403

Other income	1,358	1,870	2,793	3,904

Net loss	$(8,874)	$(12,357)	$(13,624)	$(22,618)

Revenue by geographic location is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Inside the United States	$4,630	$5,313	$11,246	$13,347
Outside the United States	2,641	3,194	5,676	5,550
Total revenue	$7,271	$8,507	$16,922	$18,897

As of June 30, 2026 and December 31, 2025, substantially all of the Company’s assets were located in the United States.

9.	Subsequent Event

Since June 30, 2026, the Company repurchased 2,947,468 shares of its common stock for an aggregate purchase amount of $4,022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “2025 Form 10-K”), as well as the information contained under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the “Risk Factors” section contained in the 2025 Form 10-K and other information provided from time to time in our other filings with the SEC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements about us and our industry involve substantial risks, uncertainties, and assumptions, including those described elsewhere in this report. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expected future growth and the success of our business model;

•the potential payments we may receive pursuant to our Strategic Platform Licenses (“SPLs”);

•	the size and growth potential of the markets for our products, and our ability to serve those markets, increase our market share and achieve and maintain industry leadership;
•	the market acceptance and demand for our technology and products, including in the cell therapeutics and bioprocessing application markets;

•the expected future growth of our manufacturing capabilities and sales, support and marketing capabilities;

•our ability to expand our customer base and enter into additional SPL arrangements;

•	our ability to accurately forecast and manufacture appropriate quantities of our products to meet clinical or commercial demand;
•	our expectations regarding development of the cell therapy market, including projected growth in adoption of non-viral delivery approaches and gene editing manipulation technologies;
•	our expectation that our customers will have access to capital markets to develop and commercialize their cell therapy programs;
•	our ability to maintain our FDA Master File and Master and Technical Files in other countries and expand Master and Technical Files into additional countries;

•	our research and development for any future products, including our intention to introduce new instruments and processing assemblies and move into new applications;
•	the development, regulatory approval and commercialization of competing products and our ability to compete with the companies that develop and sell such products;
•	risks associated with our ability to retain and hire senior management and key personnel;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act (as defined below);
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our financial performance and capital requirements;
•	the adequacy of our cash resources and availability of financing on commercially reasonable terms;
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

Overview

We are a global life sciences company that provides comprehensive cell engineering and gene-editing solutions to advance the discovery, development, and commercialization of next-generation cell therapeutics including cell and gene therapies and to support innovative cell-based research and development. Over more than two decades, we have developed and commercialized our proprietary Flow Electroporation® technology, which is used by biotechnology and pharmaceutical companies to facilitate complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, by applying an electric field to temporarily increase the permeability of the cell membrane, enabling the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

Our ExPERT™ platform, based on our Flow Electroporation technology, supports the development and commercialization of next-generation cell-based medicines. The ExPERT family of products includes five instruments, which we call the DTx™, the ATx™, the STx™, the GTx™, and the VLx™, as well as a portfolio of proprietary related disposables and consumables.  Our disposables include production assemblies (“PAs”) designed for use with our instruments and our consumables include accessories supporting PAs such as electroporation buffer solution and software protocols.  Our assay services provide gene editing risk assessment services using highly sensitive assays to detect on-target and off-target gene editing effects (“Assay Services”).  We have garnered meaningful expertise in cell engineering via our internal research and development efforts as well as our customer-focused commercial approach, which includes an application scientist team.  The platform is also supported by a robust intellectual property portfolio with more than 200 granted U.S. and foreign patents and more than 100 pending patent applications worldwide.

Our customer base includes leading commercial cell therapy and biologic developers, biotechnology and pharmaceutical companies, academic institutions, and government research organizations, including the U.S. National Institutes of Health.  Our customers have extensively validated our technology and we believe the features and performance of our platform have led to sustained customer engagement.  As of June 30, 2026, our customer base includes 29 Strategic Platform License (“SPL”) partners, a majority of the top 25 pharmaceutical companies based on 2025 global revenue, hundreds of biotechnology companies and academic research centers. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $16.9 million and incurred a net loss of $13.6 million for the six months ended June 30, 2026.  As of June 30, 2026, we had an accumulated deficit of $275.1 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the U.S. and international markets, including expanding our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In February 2026, we announced the launch of our ExPERT DTx, a high throughput transfection platform for research and drug discovery applications.  The DTx streamlines workflows by processing up to 96 samples in a single three-minute run.  The DTx was developed for researchers whether performing gRNA or nuclease screens, antibody discovery, or evaluating novel receptor constructs.  With directly scalable, precision turned electroporation protocols, we believe the DTx supports a clear, efficient path to downstream development and GMP-compliant manufacturing when paired with the ATx, STx and GTx.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2026	2025

	(in thousands)

Total revenue	$7,271	$8,507
Cost of goods sold	1,675	1,519
Gross profit	5,596	6,988
Operating expenses
Research and development	4,253	6,269
Sales and marketing	3,364	5,786
General and administrative	7,258	8,080
Depreciation and amortization	953	1,080
Total operating expenses	15,828	21,215
Operating loss	(10,232)	(14,227)
Other income
Interest income	1,358	1,870
Total other income	1,358	1,870
Net loss	$(8,874)	$(12,357)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$1,761	$2,141	$(380)	(18%)
PA revenue	2,337	3,128	(791)	(25%)
License revenue	1,822	2,619	(797)	(30%)
Assay Service revenue	245	51	194	380%
Other service revenue	338	259	79	31%
Total core revenue	6,503	8,198	(1,695)	(21%)
SPL milestones and royalties	768	309	459	149%
Total revenue	$7,271	$8,507	$(1,236)	(15%)

Total revenue for the three months ended June 30, 2026 was $7.3 million, a decrease of $1.2 million, or 15%, compared to $8.5 million during the three months ended June 30, 2025.  The decrease was primarily driven by a decrease in a core revenue, offset by an increase in SPL milestone and royalty revenue in the amounts shown in the table above.

Total core revenue for the three months ended June 30, 2026 was $6.5 million, a decrease of $1.7 million, or 21%, compared to $8.2 million for the three months ended June 30, 2025.  Our overall decrease in core revenue was primarily driven by decreases in PA revenue, license revenue and instrument revenue of $0.8 million, $0.8 million and $0.4 million, respectively, offset by an aggregate increase of $0.3 million in Assay Service and other service revenue.   License revenue declined primarily due to the discontinuation of a few partner programs. Instrument revenue decreased primarily as a result of the timing of customer purchase decisions.  PA revenue decreased compared to the corresponding prior-year period  primarily due to elevated customer purchases in the prior year due to tariff-related buying activity.

We expect SPL milestone and royalty revenue to continue to experience variability for some time, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.  The $0.5 million increase in SPL milestone and royalty revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily from an increase in royalty revenue.

Notwithstanding the $1.7 million decrease of core revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, we expect total revenue to increase over time as our customers’ programs advance through the cell therapy lifecycle and our markets grow, resulting in additional instrument revenue, PA revenue and license revenue, and also as the percentage of our installed base that are under SPL license agreements increases. In addition, we believe we are well-positioned to attract new customers who may contribute to these revenues, based on the underlying growth in the cell therapy pipeline among companies in this market, the extent to which capital is available to support such companies, and in particular the switch by some cell therapy companies away from viral to non-viral approaches. We expect, however, that our revenue may fluctuate from period-to-period due to the timing of securing product sales and licenses, the inherently uncertain nature of the timing of our partners’ achievements of clinical progress, and our dependence on the program decisions of our partners.

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

Our gross profit in future periods will depend on a variety of factors, including sales mix among instruments, disposables and milestones, the specific mix among types of instruments or disposables, the proportion of revenues associated with instrument leases as opposed to sales, changes in the costs to produce our various products, the launch of new products or changes in existing products, our cost structure for manufacturing including changes in production volumes, and the pricing of our products which may be impacted by market conditions.  We price our instruments at a premium given what we believe to be the broad benefits of our platform, and the limited availability of alternative clinically validated non-viral delivery approaches. Instrument pricing also depends upon the customer’s specific market. However, the market for non-viral delivery is highly competitive, and introduction of a Good Manufacturing Practices (“GMP”) grade platform by a competitor that delivers similar performance across a similar diversity of cell types could negatively impact our business and lead to increased price pressure that negatively impacts our gross margins.

During the three months ended June 30, 2026, gross margin was 77% compared to 82% for the three months ended June  30, 2025.  The decrease in gross margin was primarily due to a decrease in license revenue and PA revenue during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,675	$1,519	$156	10%
Gross profit	$5,596	$6,988	$(1,392)	(20%)
Gross margin	77%	82%

Cost of goods sold increased by $0.2 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by an increase in charges to the provision for inventory reserves primarily to write expiring PA inventory down to their net realizable value.

Gross profit decreased by $1.4 million, or 20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by the decreases in instrument and PA sales, offset slightly by the increase in SPL milestone and royalty revenue which incur higher margins.

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

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Research and development	$4,253	$6,269	($2,016)	(32)%

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

Research and development expenses decreased by $2.0 million, or 32%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.  The decrease was primarily driven by a $1.5 million decrease in salary and personnel related expenses due to the workforce reduction plan executed in September 2025, a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in lab supplies and expenses, a $0.2 million decrease in engineering expenses, and a $0.2 million decrease in occupancy expenses, offset by a $0.6 million impairment charge for laboratory equipment.

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

Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Sales and marketing	$3,364	$5,786	$(2,422)	(42)%

Our sales and marketing expenses consist primarily of salaries, commissions, and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses decreased by $2.4 million, or 42%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $1.3 million decrease in salary and personnel related expenses due to the workforce reduction plan executed in September 2025, a $0.5 million decrease in marketing expenses, a $0.4 million decrease in stock-based compensation, and a $0.2 million decrease in professional fees, travel, and overhead expenses.

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

General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
General and administrative	$7,258	$8,080	$(822)	(10)%

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

General and administrative expenses decreased by $0.8 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $1.6 million decrease in stock-based compensation, a $0.6 million decrease in public company fees, and a $0.4 million decrease in legal and professional fees offset by a $1.6 million charge for previously capitalized asset acquisition costs for an asset no longer being evaluated.

We expect that our general and administrative expenses will increase in absolute dollars in future periods, primarily to support anticipated growth in the business.

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used in the business.  Depreciation related to leased instruments during the period is included in costs of goods sold in the accompanying condensed consolidated statement of operations. Amortization expense includes the amortization of intangible assets over their respective useful lives.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$953	$1,080	$(127)	(12)%

Depreciation and amortization expense decreased by $0.1 million, or 12%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a reduction in fixed asset purchases in recent years.

Interest Income

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Interest income	$1,358	$1,870	$(512)	(27)%

Interest income represents interest on our cash balances and investments.  Interest income decreased $0.5 million, or 27%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Total revenue	$16,922	$18,897
Cost of goods sold	3,244	3,016
Gross profit	13,678	15,881
Operating expenses
Research and development	8,110	12,172
Sales and marketing	6,792	11,484
General and administrative	13,224	16,606
Depreciation and amortization	1,969	2,141
Total operating expenses	30,095	42,403
Operating loss	(16,417)	(26,522)
Other income
Interest income	2,793	3,904
Total other income	2,793	3,904
Net loss	$(13,624)	$(22,618)

Revenue

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$3,107	$3,585	$(478)	(13%)
PA revenue	4,630	6,999	(2,369)	(34%)
License revenue	3,919	5,150	(1,231)	(24%)
Assay Service revenue	433	193	240	124%
Other service revenue	632	514	118	23%
Total core revenue	12,721	16,441	(3,720)	(23%)
SPL milestones and royalties	4,201	2,456	1,745	71%
Total revenue	$16,922	$18,897	$(1,975)	(10%)

Total revenue for the six months ended June 30, 2026 was $16.9 million, a decrease of $2.0 million, or 10%, compared to $18.9 million during the six months ended June 30, 2025.  The decrease was primarily driven by a decrease in a core revenue, offset by an increase in SPL milestone and royalty revenue in the amounts shown in the table above.

Total core revenue for the six months ended June 30, 2026 was $12.7 million, a decrease of $3.7 million, or 23%, compared to the six months ended June 30, 2025.  Our overall decrease in core revenue was primarily driven by decreases in PA revenue and license revenue of $2.4 million and $1.2 million, respectively.

The $1.7 million increase in SPL milestone and royalty revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is a result of our customers’ achievement of contractually specified clinical and regulatory milestones during the respective periods.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Cost of goods sold	$3,244	$3,016	$228	8%
Gross profit	$13,678	$15,881	$(2,203)	(14%)
Gross margin	81%	84%

Cost of goods sold increased by $0.2 million, or 8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by an increase in charges to the provision for inventory reserves primarily to write expiring PA inventory down to their net realizable value.

Gross profit decreased by $2.2 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by the decreases in PA revenue and license revenue, offset by an increase in SPL milestone and royalty revenue.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Research and development	$8,110	$12,172	($4,062)	(33)%

Research and development expenses decreased by $4.1 million, or 33%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.  The decrease was primarily driven by a $2.4 million decrease in salary and personnel related expenses due to the workforce reduction in September 2025, a $0.9 million decrease in stock-based compensation, a $0.6 million decrease in engineering expense, a $0.5 million decrease in lab supplies and expenses, and a $0.3 million decrease in occupancy expenses, offset by $0.6 million for an impairment charge for laboratory equipment.

Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Sales and marketing	$6,792	$11,484	$(4,692)	(41%)

Sales and marketing expenses decreased by $4.7 million, or 41%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $2.5 million decrease in salary and personnel related expenses due to the workforce reduction in September 2025, a $1.0 million decrease in marketing expenses, a $0.7 million decrease in stock-based compensation, and a $0.5 million decrease in professional fees, travel, and overhead expenses.

General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
General and administrative	$13,224	$16,606	$(3,382)	(20%)

General and administrative expenses decreased by $3.4 million, or 20%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $2.7 million decrease in stock-based compensation, a $1.6 million decrease in legal and professional fees, a $0.7 million decrease in public company fees, a $0.4 million decrease in compensation expense, offset by $1.6 million charge for previously capitalized asset acquisition costs and $0.4 million increase in occupancy and overhead expenses.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$1,969	$2,141	$(172)	(8)%

Depreciation and amortization expense decreased by $0.2 million, or 8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to a reduction in fixed asset purchases in recent years.

Interest Income

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Interest income	$2,793	$3,904	$(1,111)	(28%)

Interest income decreased $1.1 million, or 28%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.  The decrease was driven by decreases in interest rates and average cash and investment balances during the six months ended June 30, 2026.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the six months ended June 30, 2026, we incurred a net loss of $13.6 million. As of June 30, 2026, we had an accumulated deficit of $275.1 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products to customers.

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

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(12,830)	$(24,263)
Investing activities	9,222	11,067
Financing activities	(1,415)	537
Net decrease in cash and cash equivalents	$(5,023)	$(12,659)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $12.8 million, and consisted primarily of our net loss of $13.6 million, which was offset in part by net non-cash expenses of $5.0 million.  Net non-cash expenses include stock-based compensation of $2.3 million, depreciation and amortization expenses of $2.0 million, an impairment on fixed assets of $0.6 million, lease right-of-use amortization of $0.4 million, $0.4 million in the change of excess and obsolete inventory, and an aggregate of $0.1 million in other non-cash charges offset by amortization of discounts on investments of $0.8 million. We also had net cash outflows of $4.3 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.3 million due to timing considerations, a decrease in deferred revenue of $1.1 million, an increase in inventory of $0.8 million, a decrease in operating lease liabilities of $0.7 million, and an increase in accounts receivable of $0.4 million, offset by an aggregate decrease in prepaid other assets of $2.1 million.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026 was $9.2 million, which was primarily attributable to maturities of investments of $46.0 million, offset by purchases of investments of $36.5 million, $0.2 million for the acquisition of intangible assets, and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities during the six months ended June 30, 2025 was $11.1 million, which was primarily attributable to maturities of investments of $77.6 million, offset by purchases of investments of $63.5 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $1.2 million.

Financing Activities

Net cash used in financing activities during the six  months ended June 30, 2026 was  $1.4 million, consisting of $1.5 million in repurchases of common stock offset by $0.1 million in aggregate proceeds from the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2025 was $0.5 million from the exercise of stock options and employee purchases of common stock from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2026 consisted primarily of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease are $22.9 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which term expires on December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease are $0.6 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the year ended December 31, 2025 and year ending December 31, 2026.  Our estimate of the fair value of the liability for contingent consideration was de minimis as of June 30, 2026.

We had no debt obligations as of June 30, 2026 and December 31, 2025.

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

There have been no material changes, except as described below, to our critical accounting estimates from those disclosed in our audited consolidated financial statements and the related notes and other financial information included in the 2025 Form 10-K.

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

During the six months ended June 30, 2026, changes in customer milestone forecast assumptions resulted in an evaluation of recoverability of our long-lived assets.  The recoverability assessment indicated the carrying value of the asset group is recoverable and accordingly, did not result in an impairment.  Separately, as described in Note 6, we recognized an impairment charge of $630,000 related to certain property and equipment that management determined would no longer be used and was actively marketed for sale. Future impairment conclusions could change if actual results differ from our assumptions or if adverse developments occur with respect to the customer’s progress toward achieving contractual milestones, customer demand, or expected disposition values.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities

A summary of our common stock repurchases (in thousands, except average price per share and number of shares) for the three months ended June 30, 2026 is as follows:

			(c) Total number of shares	Approximate Dollar Value
			purchased as part of	of Shares That May
	(a) Total number of	(b) Average Price	publicly announced	yet to be Purchased
Description	Shares Repurchased(i)	Paid Per Share (ii)	plans or programs (i)	Under the Plans
April 1-30 2026	—	$—	—	$—
				10,000
May 1-31 2026	748,844	$1.03	748,844	(773)
				9,227
June 1-30 2026	564,222	$1.25	564,222	(705)
Total	1,313,066	$1.13	1,313,066	$8,522
(i)	All shares were repurchased in open market transactions pursuant to a $10 million repurchase authorized by our Board and publicly announced on May 12, 2026. Shares repurchased under this plan may be in open market transactions, privately negotiated transactions, or in accordance with an adopted 10b5-1 plan. The program expires May 5, 2027.
(ii)	Average price paid per share in the period includes commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report, or incorporated by reference into, on Form 10-Q:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1#	Severance Agreement, dated as of August 11, 2026, by and between MaxCyte, Inc. and Parmeet Ahuja
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable Taxonomy Extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

#	Indicates management contract or compensatory plan

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

MaxCyte, Inc.

Date: August 13, 2026	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Parmeet Ahuja
	Name:	Parmeet Ahuja
	Title:	Chief Financial Officer (Principal Financial Officer)