Form 10-Q
period 2026-09-30
MAXCYTE, INC.
filed 2026-11-10
CIK 1287098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the registrant had 103,250,292 shares of common stock, $0.01 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MaxCyte, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$13,372	$20,065
Short-term investments, at amortized cost	87,908	82,979
Accounts receivable, net	12,054	3,503
Inventory, net	7,380	7,547
Prepaid expenses and other current assets	3,777	4,275
Assets held for sale	180	—
Total current assets	124,671	118,369

Investments, non-current, at amortized cost	31,469	52,570
Property and equipment, net	14,342	17,531
Right-of-use asset - operating leases	10,237	10,920
Intangible assets, net	749	650
Other assets	1,015	2,467
Total assets	$182,483	$202,507

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,026	$1,401
Accrued expenses and other	5,937	7,812
Operating lease liability, current	1,565	1,456
Deferred revenue, current portion	7,388	3,598
Total current liabilities	15,916	14,267

Operating lease liability, net of current portion	15,325	16,487
Other liabilities	311	263
Total liabilities	31,552	31,017

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 107,493,772 and 106,789,618 shares issued, and 103,233,238 and 106,789,618 outstanding at September 30, 2026 and December 31, 2025, respectively	1,075	1,068
Additional paid-in capital	435,225	431,905
Treasury stock, 4,260,534 shares, at cost	(5,500)	—
Accumulated deficit	(279,869)	(261,483)
Total stockholders’ equity	150,931	171,490
Total liabilities and stockholders’ equity	$182,483	$202,507

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$10,152	$6,829	$27,074	$25,726
Cost of goods sold	1,684	1,596	4,928	4,612
Gross profit	8,468	5,233	22,146	21,114

Operating expenses:
Research and development	2,874	5,316	10,984	17,488
Sales and marketing	4,214	3,936	11,006	15,420
General and administrative	6,553	6,028	19,777	22,634
Restructuring expense	—	3,058	—	3,058
Depreciation and amortization	868	1,044	2,837	3,185
Total operating expenses	14,509	19,382	44,604	61,785
Operating loss	(6,041)	(14,149)	(22,458)	(40,671)

Other income:
Interest income	1,279	1,733	4,072	5,637
Total other income	1,279	1,733	4,072	5,637
Loss before income taxes	(4,762)	(12,416)	(18,386)	(35,034)
Provision for income taxes	—	—	—	—
Net loss	(4,762)	(12,416)	(18,386)	(35,034)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(4,762)	$(12,416)	$(18,386)	$(35,034)
Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.17)	$(0.33)
Weighted-average shares outstanding, basic and diluted	103,537,926	106,613,075	105,732,991	106,324,792

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at January 1, 2025	105,711,093	$1,057	$422,047	$—	$(216,853)	$206,251
Stock-based compensation expense	—	—	3,039	—	—	3,039
Exercise of stock options	290,993	3	380	—	—	383
Vesting of restricted stock units	311,632	3	(3)	—	—	—
Net loss	—	—	—	—	(10,261)	(10,261)
Balance at March 31, 2025	106,313,718	1,063	425,463	—	(227,114)	199,412
Stock-based compensation expense	—	—	3,514	—	—	3,514
Exercise of stock options	18,542	—	20	—	—	20
Vesting of restricted stock units	191,700	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	68,179	1	133	—	—	134
Net loss	—	—	—	—	(12,357)	(12,357)
Balance at June 30, 2025	106,592,139	1,066	429,128	—	(239,471)	190,723
Stock-based compensation expense	—	—	1,954	—	—	1,954
Exercise of stock options	14,442	—	14	—	—	14
Vesting of restricted stock units	37,762	—	—	—	—	—
Net loss	—	—	—	—	(12,416)	(12,416)
Balance at September 30, 2025	106,644,343	$1,066	$431,096	$—	$(251,887)	$180,275

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at January 1, 2026	106,789,618	$1,068	$431,905	$—	$(261,483)	$171,490
Stock-based compensation expense	—	—	1,141	—	—	1,141
Exercise of stock options	4,814	—	5	—	—	5
Vesting of restricted stock units	327,240	3	(3)	—	—	—
Net loss	—	—	—	—	(4,750)	(4,750)
Balance at March 31, 2026	107,121,672	1,071	433,048	—	(266,233)	167,886
Stock-based compensation expense	—	—	1,160	—	—	1,160
Exercise of stock options	24,634	—	24	—	—	24
Vesting of restricted stock units	262,655	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	38,116	—	34	—	—	34
Repurchases of common stock				(1,478)		(1,478)
Net loss	—	—	—	—	(8,874)	(8,874)
Balance at June 30, 2026	107,447,077	1,074	434,263	(1,478)	(275,107)	$158,752
Stock-based compensation expense	—	—	963	—	—	963
Vesting of restricted stock units	46,695	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(4,022)	—	(4,022)
Net loss	—	—	—	—	(4,762)	(4,762)
Balance at September 30, 2026	107,493,772	$1,075	$435,225	$(5,500)	$(279,869)	$150,931

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,386)	$(35,034)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,925	3,268
Impairment of fixed assets	630	—
Lease right-of-use asset amortization	683	587
Net book value of consigned equipment sold	105	70
Loss on disposal of property and equipment	23	132
Stock-based compensation	3,264	8,507
Credit loss expense	—	29
Provision for inventory reserve	400	525
Amortization of discounts on investments	(1,251)	(2,219)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(8,551)	(3,649)
Inventory	(708)	647
Prepaid expense and other current assets	498	744
Other assets	1,464	(924)
Accounts payable, accrued expenses and other	(2,217)	(3,338)
Operating lease liability	(1,053)	(939)
Deferred revenue	3,790	(80)
Other liabilities	48	(47)
Net cash used in operating activities	(18,336)	(31,721)

Cash flows from investing activities:
Purchases of investments	(55,113)	(98,031)
Maturities of investments	72,536	117,600
Purchases of property and equipment	(193)	(1,537)
Acquisition of intangible assets	(150)	—
Acquisition of business, net of cash acquired of $541	—	(1,773)
Net cash provided by investing activities	17,080	16,259

Cash flows from financing activities:
Proceeds from exercise of stock options	29	417
Proceeds from issuance of common stock under employee stock purchase plan	34	134
Repurchases of common stock	(5,500)	—
Net cash (used in) provided by financing activities	(5,437)	551
Net decrease in cash and cash equivalents	(6,693)	(14,911)
Cash and cash equivalents, beginning of period	20,065	27,884
Cash and cash equivalents, end of period	$13,372	$12,973

Supplemental cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$29
Right-of-use assets obtained in business combination by assumption of lease liabilities	$—	$956

See accompanying notes to unaudited condensed consolidated financial statements.

MaxCyte, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except par value, share and per share amounts, or as otherwise indicated)

1.   Organization and Description of Business

MaxCyte, Inc. (the “Company” or “MaxCyte”) is a global life sciences company focused on providing comprehensive cell engineering solutions to advance the discovery, development, and commercialization of next-generation cell therapies. The Company’s enabling platform technologies, including its proprietary Flow Electroporation® technology, support academic institutions, research centers, and biotechnology and pharmaceutical company customers who are engaged in cell therapy, including gene-editing and immuno-oncology, as well as in drug discovery and development and biomanufacturing.

As a scalable cell engineering solutions provider, the Company licenses and sells its instruments and technology, sells its related processing assemblies (“PAs”) and consumables, and provides on target and off-target gene-editing characterization assessment services (“Assay Services”).  The Company also enters into strategic platform license agreements (“SPLs”) with customers in clinical and commercial manufacturing which may include development milestones and potential royalties.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K and have not materially changed during the three and nine months ended September 30, 2026.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CCTI Inc. SeQure Dx Inc. (“SeQure”), previously a wholly-owned subsidiary of the Company, was merged with and into the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant customers that represented 10% or more of revenue are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A	32%	28%	29%	27%
Customer B	10%	*	*	*
Customer C	*	*	15%	*

*Customer accounted for less than 10% of revenue for the respective period.

As of September 30, 2026 and December 31, 2025, Customer A accounted for 54% and 18% of the Company’s accounts receivable.

Certain components included in the Company’s products are obtained from a single source or a limited group of suppliers. During the three months ended September 30, 2026 and 2025, 11% and 8%, respectively, of the Company’s additions to inventory were from one supplier. During the nine months ended September 30, 2026 and 2025, 13% and 12%, respectively, of the Company’s additions to inventory were from one supplier. At September 30, 2026 and December 31, 2025, this supplier accounted for 12% and 10% of accounts payable, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected credit losses.  The Company recorded an allowance for credit losses of an amount equal to anticipated future write-offs. The Company recorded an allowance for expected credit losses of $6 at September 30, 2026 and December 31, 2025.   Accounts receivable include both trade and lease receivables.  Lease receivables arising from operating leases of the Company’s electroporation technology are evaluated for collectability in accordance with Accounting Standards Codification (“ASC”) 842, Leases, and therefore are not included in the Company's allowance for expected credit losses.

Deferred Asset Acquisition Costs

The Company capitalizes incurred direct, incremental costs related to potential transactions that, if consummated, would be accounted for as an asset acquisition under ASC 805-50. These costs primarily consist of professional fees, including legal, advisory, accounting, and other transaction-specific services that are directly attributable to the contemplated acquisition and included in other assets on the Company’s balance sheet.  During the nine months ended September 30, 2026, the Company decided not to pursue continued evaluation of a certain asset acquisition and recorded a charge of $1,582 related to previously capitalized costs in general and administrative expenses in the condensed consolidated statement of operations.

Intangible Assets

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from seven to 15 years.

Foreign Currency

The Company’s functional currency is the U.S. dollar; transactions denominated in foreign currencies are subject to currency risk. The Company recognized $65 and $11 in foreign currency losses for the three months ended September 30, 2026 and 2025, respectively, and $215 and $4 in foreign currency losses for the nine months ended September 30, 2026 and 2025, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares excluded from the computation of diluted loss per share, consisting of shares of underlying stock options, restricted stock units, performance stock units, and shares under employee stock purchase plans was 17.3 million for the three and nine months ended September 30, 2026 and 18.1 million for the three and nine months ended September 30, 2025.

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

3.    Revenue

The Company generates revenue from the sale of instruments and related PAs and consumables, licenses of its proprietary technology, and Assay Services. Under SPL agreements, which include annual license payments, the Company also generates revenue according to achievement of the customer’s associated clinical progress milestones and sales-based royalty payments. Certain customer arrangements include multiple goods and services, including licenses, instruments, consumables, and services.

The Company accounts for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers, and its licensed revenue for leased technology and equipment under ASC 842, Leases. Contracts with customers may contain one or more distinct performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price.

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

The Company enters into SPL arrangements with customers developing cell therapies for clinical or commercial use. These arrangements may include licenses of proprietary technology, milestone payments, sales-based royalties, and sales or leases of instruments. Depending on the nature of the arrangement, the Company accounts for the applicable components under ASC 842, Leases, or ASC 606, Revenue from Contracts with Customers.

Revenue from lease components is generally recognized over the applicable lease term, with variable payments recognized when the events or conditions giving rise to those payments occur. Revenue from licenses of intellectual property accounted for as contracts with customers is recognized either at a point in time or over time, depending on the nature of the license and the Company's ongoing obligations. Milestone payments associated with these licenses are recognized when it is probable that a significant reversal of cumulative revenue recognized will not occur, generally upon achievement of the applicable milestone. Sales-based royalties associated with intellectual property licenses are generally recognized when the underlying customer sales occur.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type of contract:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$5,871	$—	$5,871	$13,608	$—	$13,608
Licenses	6	3,956	3,962	641	11,441	12,082
Assay and other service revenue	319	—	319	1,384	—	1,384
Total	$6,196	$3,956	$10,152	$15,633	$11,441	$27,074

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Revenue from	Revenue
	Contracts	from		Revenue from	Revenue
	with	Lease	Total	Contracts with	from Lease	Total
	Customers	Elements	Revenue	Customers	Elements	Revenue
Product sales	$3,953	$—	$3,953	$14,538	$—	$14,538
Licenses	—	2,226	2,226	275	9,556	9,831
Assay and other service revenue	650	—	650	1,357	—	1,357
Total	$4,603	$2,226	$6,829	$16,170	$9,556	$25,726

Additional Disclosures Relating to Revenue from Contracts with Customers

Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing and satisfaction of the underlying goods or services. Deferred revenue was $7,699 and $3,861 as of September 30, 2026 and December 31,

2025, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized $763 and $1,159 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.  During the nine months ended September 30, 2026 and 2025, the Company recognized $3,280 and $4,961 of revenue, respectively, that was included in deferred revenue at the beginning of such periods.

As of September 30, 2026, remaining contract consideration due to unsatisfied performance obligations with an original expected duration greater than one year as of September 30, 2026 was $449, of which the Company expects to recognize $138 in one year or less, $138 in one to two years, $37 in two to three years, and $136 thereafter.

As of September 30, 2026, the Company had unsatisfied performance obligations in the amount of $598 from Assay Services contracts that the Company expects to recognize in under 12 months.

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts.

4.    Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2026, the Company issued 29,448 shares of common stock as a result of stock option exercises, for gross proceeds of $29, issued 636,590 shares from the vesting of restricted stock units and issued 38,116 shares to employees pursuant to the MaxCyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) for gross proceeds of $34.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Share Repurchase

In May 2026, the Board of Directors authorized a share repurchase program under which the Company may purchase up to $10,000 of its outstanding common stock over a one-year period.  Repurchases of common stock under the program may be made from time to time in the open market, in privately negotiated transactions or by other methods, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at the Company’s discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations.  During the nine months ended September 30, 2026, the Company repurchased 4,260,534 shares of its common stock for an aggregate purchase amount of $5,500, and $4,500 remained available for share repurchases under the program.

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

At September 30, 2026 and December 31, 2025, there were 6,586,000 and 8,413,000 shares, respectively, available to be issued under the 2022 Plan.

In March 2026, the Board of Directors adopted the MaxCyte, Inc. 2026 Inducement Plan (the “2026 Inducement Plan”) to provide for the awarding of (i) non-statutory stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other awards, in each case, only to persons eligible to receive grants of awards who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3), if applicable, and the related guidance under Nasdaq IM 5635-1. Upon adoption, 1,000,000 shares of common stock were reserved for issuance under the 2026 Inducement Plan, and an additional 650,000 shares were reserved for issuance under the 2026 Inducement Plan in September 2026.  As of September 30, 2026, there were 757,000 shares available to be issued under the 2026 Inducement Plan.

The value of an equity award is recognized as expense on a straight-line basis over the requisite service period. At September 30, 2026, total unrecognized compensation expense was $7,162, which will be recognized over an estimated weighted-average period of 2.4 years.

Stock Options

The weighted-average fair value of the stock options granted during the three months ended September 30, 2026 was estimated to be $0.83 per option share. There were no stock options granted during the three months ended September 30, 2025.  The weighted-average fair value of the stock options granted during the nine months ended September 30, 2026 and 2025 was estimated to be $0.52 and $1.72 per option share, respectively.

Restricted Stock Units (“RSUs”)

The weighted-average fair value of the RSUs granted during the three months ended September 30, 2026 and 2025 was estimated to be $1.26 and $1.97 per RSU, respectively.  The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2026 and 2025 was estimated to be $0.82 and $2.94 per RSU, respectively.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase a number of shares of common stock, through accumulated payroll deductions, up to a maximum of 15% of the employee’s earnings during a purchase period, as defined in the ESPP, subject to certain limitations. The purchase price will be the lesser of 85% of the fair market value of a share of common stock on (i) the beginning of each purchase period and (ii) the last day of the purchase period.  Purchase periods are generally six months in length.

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

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories on its unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$647	$1,205	$2,092	$5,297
Sales and marketing	218	282	736	1,512
Research and development	98	467	436	1,698
Total	$963	$1,954	$3,264	$8,507

5. Condensed Consolidated Balance Sheet Components

Inventory

Inventory is carried at the lower of cost or net realizable value. The following tables show the components of inventory:

	September 30,	December 31,
	2026	2025
Raw materials inventory	$3,407	$3,864
Finished goods inventory	3,409	3,182
Work in progress	564	501
Total inventory, net	$7,380	$7,547

An allowance of $1,164 and $1,531 as of September 30, 2026 and December 31, 2025, respectively, was recorded to reduce the value of inventory for items that are potentially obsolete due to expiry, product demand, or to adjust costs to their net realizable value.

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

Property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Leasehold improvements	$14,787	$14,787
Furniture and equipment	9,707	12,542
Internal-use software	5,500	4,635
Instruments	2,236	1,923
Construction in process	10	908
Accumulated depreciation and amortization	(17,898)	(17,264)
Property and equipment, net	$14,342	$17,531

During the nine months ended September 30, 2026 and 2025, the Company transferred $475 and $131, respectively, of instruments previously classified as inventory to property and equipment for instruments leased to customers. During the nine months ended September 30, 2026, the Company committed to a plan to sell certain equipment. Accordingly, the assets met the criteria to be classified as held for sale and were written down to their estimated fair value less costs to sell.

As of September 30, 2026, assets held for sale of $180 are included within current assets on the condensed consolidated balance sheets.

For the three months ended September 30, 2026 and 2025, the Company incurred depreciation and amortization expense of property and equipment of $883 and $1,057, respectively.  For the nine months ended September 30, 2026 and 2025, the Company incurred depreciation and amortization expense of property and equipment of $2,874 and $3,232, respectively.

Intangible Assets

Intangible assets with finite lives consist of the following:

		As of September 30, 2026			As of December 31, 2025
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15 years	$621	$(60)	$561	$471	$(28)	$443
Trade names	10 years	176	(30)	146	176	(17)	159
Customer relationships	7 years	56	(14)	42	56	(8)	48
Total intangible assets		$853	$(104)	$749	$703	$(53)	$650

The Company recognizes acquired intangible assets at fair value on the date of acquisition.  Intangible assets with finite lives are amortized over their useful lives using the straight-line method. The Company recorded no impairment on its finite-lived intangibles for the three and nine months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026 and 2025, the Company incurred amortization expense of intangible assets of $17 and $15, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred amortization expense of intangible assets of $51 and $36, respectively.

Accrued Expenses and other

Accrued expenses and other consist of the following:

	September 30,	December 31,
	2026	2025
Accrued compensation	$3,790	$5,628
Accrued professional fees, overhead and other	2,147	2,184
Total accrued expenses	$5,937	$7,812

6.    Fair Value

The Company’s condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, accounts receivable and accounts payable) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

The Company’s held-to-maturity investments, which consist primarily of commercial paper, U.S. Treasury securities and government agency bonds, and corporate debt instruments, are carried at amortized cost and are periodically evaluated for expected credit losses. Based on the Company’s assessment as of September 30, 2026 and December 31, 2025, no allowance for credit losses was required. The Company determined that the unrecognized holding losses were primarily due to factors other than credit deterioration, such as changes in interest rates and other market conditions.  As of September 30, 2026, the Company’s long-term investments mature between one and two years.

The Company’s held-to-maturity investments consisted of the following amounts of amortized cost, gross unrecognized gains and losses, and estimated fair value by security type and balance sheet classification as of September 30, 2026 and December 31, 2025:

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of September 30, 2026:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Commercial paper	Short-term investments	$32,494	$—	$(59)	$32,435
U.S. Treasury securities and government agency bonds	Short-term investments	39,245	1	(149)	39,097
Corporate debt	Short-term investments	16,169	—	(31)	16,138
Corporate debt	Long-term investments	7,193	—	(94)	7,099
U.S. Treasury securities and government agency bonds	Long-term investments	24,276	—	(270)	24,006
Total short-term investments and long-term investments		$119,377	$1	$(603)	$118,775

The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis as of December 31, 2025:

			Gross	Gross
		Amortized	unrecognized	unrecognized	Aggregate
Description	Classification	cost	holding gains	holding losses	fair value
Commercial paper	Short-term investments	$22,077	$7	$(4)	$22,080
U.S. Treasury securities and government agency bonds	Short‑term investments	42,004	106	—	42,110
Corporate debt	Short‑term investments	18,898	14	(2)	18,910
Corporate debt	Long-term investments	39,558	125	—	39,683
U.S. Treasury securities and government agency bonds	Long-term investments	13,012	33	—	13,045
Total short-term investments and long-term investments		$135,549	$285	$(6)	$135,828

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026, the Company recognized an impairment charge of $630 related to certain property and equipment that management determined would no longer be used and was actively marketed for sale. The fair value of the assets was determined primarily on unobservable inputs (Level 3) based on an independent third-party estimate of anticipated recovery values for the assets. The impairment charge is included in research and development expense in the accompanying unaudited condensed consolidated statements of operations.  There were no impairment charges recognized for the three months ended September 30, 2026, and for the three and nine months ended September 30, 2025.

The Company’s acquisition of SeQure in January 2025 included a contingent consideration agreement where the Company agreed to pay an amount up to $2,500 if SeQure achieves certain revenue targets for the years ended December 31, 2025 and December 31, 2026.  The fair value of the contingent consideration was estimated to be de minimis as of September 30, 2026 and December 31, 2025.  Contingent consideration is classified within Level 3 of the fair value hierarchy.

7.  Commitments and Contingencies

Leases

The following table represents the Company’s lease cost and supplemental lease information:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$536	$536	$1,608	$1,582
Short-term lease cost	—	3	8	9
Variable lease cost	361	277	1,064	870
Total lease cost	$897	$816	$2,680	$2,461

	As of September 30,	As of December 31,
	2026	2025
Operating leases
Assets
Right-of-use asset - operating leases	$10,237	$10,920
Liabilities
Operating lease liability, current	$1,565	$1,456
Operating lease liabilities, net of current portion	15,325	16,487
Total operating lease liabilities	$16,890	$17,943
Other information
Weighted-average remaining lease term (in years)	8.7	9.3
Weighted-average incremental borrowing rate	7.1%	7.1%

The following table reconciles the remaining minimum lease payments to the lease liability as of September 30, 2026:

Operating Leases
Remainder of 2026	$662
2027	2,709
2028	2,338
2029	2,396
2030	2,456
2031	2,518
2032 and thereafter	9,786
Total undiscounted lease payments	22,865
Discount factor	(5,975)
Present value of lease liabilities	$16,890

8.	Segment Reporting

The Company has one reportable segment, cell engineering technology.  The cell engineering technology segment generates revenue principally from the sale of instruments, PAs and consumables, and research and clinical license fees to the Company’s customers, as well as milestone and royalty revenues as SPL customers achieve development and regulatory milestones.  The cell engineering technology used in the Company’s license revenue arrangements and instrument sales arrangements is deployed and implemented by customers in a similar manner, and brings the Company similar economic outcomes. The accounting policies of the cell engineering technology segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the executive team which includes the Chief Executive Officer and Chief Financial Officer.  The CODM assesses performance for the cell engineering technology segment and decides how to allocate resources based on net loss and core revenues.  Core revenue includes sales of instruments, PAs and consumables, Assay and other service revenue, as well as fees from research and clinical licenses, while non-core revenue relates to SPL milestone and royalty revenue.  We recognize both core and non-core revenue in accordance with US GAAP.  The CODM uses net loss to determine whether to further resources in the cell engineering technology segment or into other parts of the entity such as for acquisitions.  The CODM also uses core revenue to assess performance of the segment and to establish Management’s compensation.  The measure of segment assets is reported on the consolidated balance sheet as total assets.  The Company does not have intra-entity sales or transfers.

The CODM is regularly provided with the following significant segment expenses which are included in the measurement of the single measure of profit (net loss):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Core revenue	$8,157	$6,406	$20,877	$22,848
Non-core revenue	1,995	423	6,197	2,878
Total revenue	10,152	6,829	27,074	25,726
Cost of goods sold	1,684	1,596	4,928	4,612
Gross profit	8,468	5,233	22,146	21,114

Expenses:
Research and development	2,776	5,671	10,548	16,612
Sales and marketing	3,996	4,925	10,270	15,179
General and administrative	5,906	5,788	17,685	18,302
Depreciation and amortization	868	1,044	2,837	3,185
Stock-based compensation	963	1,954	3,264	8,507
Total operating expenses	14,509	19,382	44,604	61,785

Other income	1,279	1,733	4,072	5,637

Net loss	$(4,762)	$(12,416)	$(18,386)	$(35,034)

Revenue by geographic location is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Inside the United States	$7,764	$3,836	$19,010	$17,184
Outside the United States	2,388	2,993	8,064	8,542
Total revenue	$10,152	$6,829	$27,074	$25,726

As of September 30, 2026 and December 31, 2025, substantially all of the Company’s assets were located in the United States.

9.	Subsequent Events

On November 9, 2026, the Company entered into a definitive Securities Purchase Agreement to acquire Akron BioProducts LLC (“Akron Bio”) from affiliates of Arcline Investment Management for total consideration of approximately $151.8 million, consisting of $105 million in cash payable at closing, subject to customary adjustments, 20,639,733 shares of the Company’s common stock valued at approximately $26.8 million based on the Company’s stock price as of November 9, 2026, and $20.0 million in guaranteed deferred payments, consisting of $10.0 million each, payable in January 2028 and January 2029. The acquisition is expected to close before the end of 2026, subject to customary closing conditions.

On November 9, 2026, the Company entered into a debt financing commitment letter with MidCap Financial Trust, as administrative agent, for a credit facility of up to $75.0 million, consisting of a $55.0 million senior, secured term loan (the “Term Loan”), available in four tranches, and a $20.0 million senior secured asset-based revolving credit facility (the “Revolver”). The Company expects to draw down $20.0 million from tranche one of the Term Loan and $2.0 million from the Revolver, in each case at the closing of the acquisition. Borrowings on the Term Loan bear interest, payable monthly in arrears, at a rate per annum equal to the 30-day forward looking secured overnight financing rate (“SOFR”) plus 5.25%, subject to a SOFR floor of 2.00%. Borrowings on the Revolver are subject to availability conditions and bear interest at a rate per annum equal to SOFR plus 3.75%, subject to a SOFR floor of 2%. The Term Loan and Revolver each mature five years after the closing of the acquisition of Akron Bio, at which time all outstanding principal and accrued interest are due and payable in full.  The credit facility is subject to the execution of the definitive loan documentation and other conditions, including the closing of the acquisition.

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

•	general market and economic conditions that may impact investor confidence in the biopharmaceutical industry and affect the amount of capital such investors provide to our current and potential partners;

•our use of available capital resources; and

•	whether the Akron acquisition is completed, and if completed, our successful integration of Akron and realization of anticipated synergies.

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

Overview

We are a global life sciences company that provides comprehensive cell engineering and gene-editing solutions to advance the discovery, development, and commercialization of next-generation cell therapies. Over more than two decades, we have developed and commercialized our proprietary platform enabling Flow Electroporation® technology, which is used by academic institutions, research centers, and biotechnology and pharmaceutical companies to facilitate complex engineering of a wide variety of cells. Electroporation is a method of transfection, or the process of deliberately introducing molecules into cells, by applying an electric field to temporarily increase the permeability of the cell membrane, enabling the intracellular delivery of molecules, such as genetic material and proteins, that would not normally be able to cross the cell membrane as easily.

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

Our customer base includes leading commercial cell therapy and biologic developers, biotechnology and pharmaceutical companies, academic institutions, and government research organizations. Our customers have extensively validated our technology and we believe the features and performance of our platform have led to sustained customer engagement.  As of September 30, 2026, our customer base includes 28 Strategic Platform License (“SPL”) partners, a majority of the top 25 pharmaceutical companies based on 2025 global revenue, hundreds of biotechnology companies and academic research centers. Our Flow Electroporation technology is used by one of our SPL partners to engineer the first ex-vivo cell therapy approved by the FDA in December 2023.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development, commercialization adoption, and market acceptance of our products. We generated revenue of $27.1 million and incurred a net loss of $18.4 million for the nine months ended September 30, 2026.  As of September 30, 2026, we had an accumulated deficit of $279.9 million. We expect to continue to incur net losses as we focus on growing commercial sales of our cell enabling solutions in both the U.S. and international markets, including expanding our sales force, scaling our manufacturing operations, and continuing research and development efforts to develop new products and further enhance our existing products.

Recent Developments

In February 2026, we announced the launch of our ExPERT DTx, a high throughput transfection platform for research and drug discovery applications.  The DTx streamlines workflows by processing up to 96 samples in a single three-minute run.  The DTx was developed for researchers whether performing gRNA or nuclease screens, antibody discovery, or evaluating novel receptor constructs.  With directly scalable, precision tuned electroporation protocols, we believe the DTx supports a clear, efficient path to downstream development and GMP-compliant manufacturing when paired with the ATx, STx and GTx.

In July 2026, we announced the expansion of our long-term partnering strategy and entered into a new enterprise-level partnership agreement with a global biopharmaceutical company. The agreement reflects our differentiated go-to-market strategy for large biopharmaceutical companies, complementing our existing SPL business model, providing access to our technology across the partner's cell therapy portfolio under a single framework supporting research, clinical development and commercial manufacturing. This approach enables us to support multiple programs within a single partnership and creates opportunities to generate revenue earlier in the development lifecycle. The agreement provides for instrument and PA purchases, annual fees and potential future milestone payments.

Acquisition of Akron Bio and Concurrent Financing

On November 9, 2026, we entered into a definitive Securities Purchase Agreement to acquire Akron Bio from affiliates of Arcline Investment Management for approximately $151.8 million, consisting of $105 million in cash at closing, subject to customary adjustments, 20,639,733 shares of our common stock valued at approximately $26.8 million based on our stock price as of November 9, 2026, and $20.0 million in guaranteed deferred payments, consisting of $10.0 million each, payable in January 2028 and January 2029.

The proposed acquisition of Akron Bio represents a significant step in our strategy to expand our presence across the cell therapy manufacturing workflow, diversify our revenue base, and increase our exposure to commercial-stage and late-stage clinical programs. Akron Bio is a leading supplier of GMP-grade reagents and ancillary materials used throughout the cell therapy manufacturing workflow including critical steps before and after electroporation, from cell isolation and expansion through cryopreservation. By combining Akron Bio's established portfolio of GMP-grade reagents and ancillary materials with our cell-engineering platform, we expect to significantly expand our addressable market, strengthen our financial profile, and accelerate our path to profitability.

The acquisition is expected to close before the end of 2026, subject to customary closing conditions, and there can be no assurance that it will be completed on that timeline or at all. If completed, we expect the acquisition to increase our revenue, operating expenses, amortization of acquired intangibles and interest expense, to result in goodwill and intangible assets, and to result in additional acquisition-related and integration costs. We have incurred, and will continue to incur, acquisition-related costs whether or not the acquisition closes.  Overall, Akron Bio is expected to generate positive operating cash flows, which we anticipate will contribute to our combined liquidity and support our progress toward profitability.

To provide additional liquidity and balance sheet flexibility, on November 9, 2026, we entered into a debt financing commitment letter with MidCap Financial Trust, as administrative agent, for a credit facility of up to $75.0 million, consisting of a $55.0 million senior, secured term loan, (the “Term Loan”) available in four tranches, and a $20.0 million senior secured asset-based revolving credit facility (the “Revolver”). We expect to initially draw down $20.0 million from tranche one of the Term Loan and $2.0 million from the Revolver, in each case at the closing of the acquisition. Borrowings on the Term Loan bear interest, payable monthly in arrears, at a rate per annum equal to the 30-day forward looking secured overnight financing rate (“SOFR”) plus 5.25%, subject to a SOFR floor of 2.00%. Borrowings on the Revolver are subject to availability conditions and bear interest at a rate per annum equal to SOFR plus 3.75%, subject to a SOFR floor of 2%. The Term Loan and Revolver each mature five years after the closing of the proposed acquisition at which time all outstanding principal and accrued interest are due and payable in full.  The credit facility is subject to the execution of definitive loan documentation and other conditions, including the closing of the acquisition, and is expected to contain affirmative and negative covenants, which may limit our operating flexibility.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2026	2025

	(in thousands)

Total revenue	$10,152	$6,829
Cost of goods sold	1,684	1,596
Gross profit	8,468	5,233
Operating expenses
Research and development	2,874	5,316
Sales and marketing	4,214	3,936
General and administrative	6,553	6,028
Restructuring expense	—	3,058
Depreciation and amortization	868	1,044
Total operating expenses	14,509	19,382
Operating loss	(6,041)	(14,149)
Other income
Interest income	1,279	1,733
Total other income	1,279	1,733
Net loss	$(4,762)	$(12,416)

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

The following table provides details regarding the sources of revenue for the periods presented:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$2,779	$1,376	$1,403	102%
PA revenue	3,092	2,577	515	20%
License revenue	1,967	1,803	164	9%
Assay Service revenue	43	248	(205)	(83%)
Other service revenue	276	402	(126)	(31%)
Total core revenue	8,157	6,406	1,751	27%
SPL milestones and royalties	1,995	423	1,572	372%
Total revenue	$10,152	$6,829	$3,323	49%

Total revenue for the three months ended September 30, 2026 was $10.2 million, an increase of $3.3 million, or 49%, compared to $6.8 million during the three months ended September 30, 2025.  The increase was driven by increases in core revenue and SPL milestone and royalty revenue in the amounts shown in the table above.

Total core revenue for the three months ended September 30, 2026 was $8.2 million, an increase of $1.8 million, or 27%, compared to $6.4 million for the three months ended September 30, 2025.  The overall increase in core revenue was primarily driven by increases in instrument revenue of $1.4 million, which included sales to our new enterprise pharma partner, PA revenue of $0.5 million and license revenue of $0.2 million, offset by an aggregate decrease of $0.3 million in Assay Service and other service revenue.

SPL milestone and royalty revenue continue to experience variability, although we anticipate that variability may moderate as the volume of SPL partnerships and associated milestones grows and matures.  The $1.6 million increase in SPL milestone and royalty revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily from a customer milestone achieved during the three months ended September 30, 2026, and an increase in royalty revenue.

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

During the three months ended September 30, 2026, gross margin was 83% compared to 77% for the three months ended September 30, 2025.  The increase in gross margin was primarily due to an increase in program milestones and royalties  during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Cost of goods sold	$1,684	$1,596	$88	6%
Gross profit	$8,468	$5,233	$3,235	62%
Gross margin	83%	77%

Cost of goods sold increased by $0.1 million, or 6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by an increase in instrument and PA sales offset by a reduction in charges to adjust inventory down to its net realizable value.

Gross profit increased by $3.2 million, or 62%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by the increases in instrument and PA sales, and by the increase in SPL milestone and royalty revenue which incur higher margins.

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

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Research and development	$2,874	$5,316	($2,442)	(46)%

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

Research and development expenses decreased by $2.4 million, or 46%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $1.6 million decrease in salary, personnel related expenses, and stock-based compensation, of which $1.3 million related to the workforce reduction plan executed in September 2025 and $0.3 million was attributable to less personnel-related costs being allocated to research and development based on our assessment of the underlying activities performed by employees supporting multiple functions, a $0.5 million decrease in lab supplies and expenses, and a $0.3 million decrease in occupancy and overhead expenses.

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

Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Sales and marketing	$4,214	$3,936	$278	7%

Our sales and marketing expenses consist primarily of salaries, commissions, and other variable compensation, benefits, stock-based compensation and travel costs for employees within our commercial sales and marketing functions, as well as third-party costs associated with our marketing activities. These expenses are exclusive of depreciation and amortization.

Sales and marketing expenses increased by $0.3 million, or 7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in the allocation of personnel-related costs to sales and marketing based on our assessment of the underlying activities performed by employees supporting multiple functions.

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

General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
General and administrative	$6,553	$6,028	$525	9%

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

General and administrative expenses increased by $0.5 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by a $0.7 million increase in legal and professional services fees, mostly related to the proposed acquisition of Akron Bio, a net increase of $0.1 million in occupancy, public company, and overhead expenses, offset by a net $0.3 million decrease in salary and personnel expenses, primarily due to stock-based compensation.

We expect that our general and administrative expenses will increase in absolute dollars in future periods, primarily to support anticipated growth in the business.

Restructuring Expense

We implemented a workforce reduction plan in September 2025 as part of our ongoing efforts to streamline operations, improve our cost structure, and align resources with strategic priorities.  For the three months ended September 30, 2025, we incurred $3.1 million in restructuring expenses.  We did not incur restructuring expenses during the three months ended September 30, 2026.

Depreciation and Amortization

Depreciation expense consists of the depreciation of property and equipment used in the business.  Depreciation related to leased instruments during the period is included in costs of goods sold in the accompanying condensed consolidated statement of operations. Amortization expense includes the amortization of intangible assets over their respective useful lives.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$868	$1,044	$(176)	(17)%

Depreciation and amortization expense decreased by $0.2 million, or 17%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a reduction in fixed asset purchases in recent years.

Interest Income

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Interest income	$1,279	$1,733	$(454)	(26)%

Interest income represents interest on our cash balances and investments.  Interest income decreased $0.5 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.  The decrease was driven by decreases in interest rates and average cash and investment balances during the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Total revenue	$27,074	$25,726
Cost of goods sold	4,928	4,612
Gross profit	22,146	21,114
Operating expenses
Research and development	10,984	17,488
Sales and marketing	11,006	15,420
General and administrative	19,777	22,634
Restructuring expense	—	3,058
Depreciation and amortization	2,837	3,185
Total operating expenses	44,604	61,785
Operating loss	(22,458)	(40,671)
Other income
Interest income	4,072	5,637
Total other income	4,072	5,637
Net loss	$(18,386)	$(35,034)

Revenue

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Core revenue:
Instrument revenue	$5,886	$4,961	$925	19%
PA revenue	7,722	9,577	(1,855)	(19%)
License revenue	5,885	6,953	(1,068)	(15%)
Assay Service revenue	476	441	35	8%
Other service revenue	908	916	(8)	(1%)
Total core revenue	20,877	22,848	(1,971)	(9%)
SPL milestones and royalties	6,197	2,878	3,319	115%
Total revenue	$27,074	$25,726	$1,348	5%

Total revenue for the nine months ended September 30, 2026 was $27.1 million, an increase of $1.3 million, or 5%, compared to $25.7 million during the nine months ended September 30, 2025.  The increase was primarily driven by an increase in SPL milestone and royalty revenue, offset by a decrease in core revenue in the amounts shown in the table above.

Total core revenue for the nine months ended September 30, 2026 was $20.9 million, a decrease of $2.0 million, or 9%, compared to the nine months ended September 30, 2025.  Our overall decrease in core revenue was primarily driven by decreases in PA revenue and license revenue of $1.9 million and $1.1 million, respectively.  License revenue declined primarily due to the discontinuation of a few partner programs.  PA revenue decreased compared to the corresponding prior-year period primarily due to elevated customer purchases in the prior year due to tariff-related buying activity.  The decreases were offset by a $1.0 million increase in instrument revenue, which included sales to our new enterprise pharma partner, as well as assay service revenue during the nine months ended September 30, 2026.

The $3.3 million increase in SPL milestone and royalty revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is a result of our customers’ achievement of contractually specified clinical and regulatory milestones during the respective periods.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Cost of goods sold	$4,928	$4,612	$316	7%
Gross profit	$22,146	$21,114	$1,032	5%
Gross margin	82%	82%

Cost of goods sold increased by $0.3 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.  The increase was primarily driven by an increase in instrument sales.

Gross profit increased by $1.0 million, or 5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase  was primarily driven by an increase in SPL milestone and royalty revenue, offset by the decreases in PA revenue and license revenue.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Research and development	$10,984	$17,488	($6,504)	(37)%

Research and development expenses decreased by $6.5 million, or 37%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.  The decrease was primarily driven by a $3.7 million decrease in salary and personnel related expenses due to the workforce reduction in September 2025, a corresponding $1.3 million decrease in stock-based compensation, a $0.8 million decrease in lab supplies and expenses, a $0.7 million decrease in engineering expense, and a $0.6 million decrease in occupancy and overhead expenses, offset by $0.6 million for an impairment charge for laboratory equipment.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Sales and marketing	$11,006	$15,420	$(4,414)	(29%)

Sales and marketing expenses decreased by $4.4 million, or 29%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $2.2 million decrease in salary and personnel related expenses due to the workforce reduction in September 2025, a $0.8 million decrease in marketing expenses, a $0.8 million decrease in stock-based compensation, and a $0.6 million decrease in professional fees, travel, and overhead expenses.

General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
General and administrative	$19,777	$22,634	$(2,857)	(13%)

General and administrative expenses decreased by $2.9 million, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $3.2 million decrease in stock-based compensation, a $0.9 million decrease in legal and professional fees, a $0.8 million decrease in public company fees, and a $0.4 million decrease in compensation expense and overhead expense, offset by $1.6 million charge for previously capitalized asset acquisition costs, and a $0.8 million increase in occupancy expense.

Restructuring Expense

We incurred $3.1 million in restructuring expense during the nine months ended September 30, 2025 due to a workforce reduction plan implemented in September 2025.  We did not incur restructuring expense during the nine months ended September 30, 2026.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Depreciation and amortization	$2,837	$3,185	$(348)	(11)%

Depreciation and amortization expense decreased by $0.3 million, or 11%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to a reduction in fixed asset purchases in recent years.

Interest Income

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
(in thousands, except percentages)
Interest income	$4,072	$5,637	$(1,565)	(28%)

Interest income decreased $1.6 million, or 28%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.  The decrease was driven by decreases in interest rates and average cash and investment balances during the nine months ended September 30, 2026.

Liquidity and Capital Resources

Since our inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2026, we incurred a net loss of $18.4 million. As of September 30, 2026, we had an accumulated deficit of $279.9 million. To date, we have funded our operations primarily with proceeds from sales of common stock, borrowings under loan agreements and cash flows associated with sales and licenses of our products and services to customers.

We expect to incur operating losses in the near term as we continue to invest in expanding our business through increased sales and marketing efforts, continued research and development, product development, and expansion of our product offerings. Based on our current operating plans and forecasts, and without giving effect to the proposed acquisition, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operations and meet our obligations for at least 12 months from the date of issuance of these financial statements.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	costs and expenses related to strategic activities and transactions;
•	market acceptance of our products;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost of our research and development activities and successful development of data supporting use of our products for new applications, and timely launch of new features and products;

•	sales to existing and new customers and the progress of our SPL partners in developing their pipelines of product candidates;
•	our ability to enter into additional SPL partnerships and licenses for clinical use of our platform in the future;
•	changes in the amount of capital available to existing and emerging customers in our target markets;
•	the effect of competing technological and market developments; and
•	the level of our selling, general and administrative expenses; and
•	whether the Akron Bio acquisition is completed and, if completed, our successful integration of Akron and realization of anticipated synergies.

Liquidity Considerations Related to the Proposed Acquisition

We expect to fund the $105.0 million closing cash consideration for our proposed acquisition of Akron Bio using existing cash, cash equivalents and investments. This may require us to sell certain held-to-maturity investments before maturity, potentially resulting in realized losses and requiring reassessment of the classification of our remaining held-to-maturity investments.

We have secured a debt financing commitment letter for a $75.0 million senior secured credit facility, consisting of a $55.0 million term loan and a $20.0 million revolving credit facility. We expect to initially draw down $22.0 million when the debt financing agreement is executed and the acquisition closes. The facility is intended to provide additional liquidity and balance sheet flexibility as we progress toward profitability. Additional term loan borrowings are subject to specified tranches and availability periods, while revolving credit availability depends on eligible accounts receivable and inventory balances. The facility is also expected to contain customary financial and operating covenants.

The proposed acquisition is expected to significantly reduce our cash and investment balances and impact our future cash requirements, including integration costs, debt service obligations and deferred consideration payments. However, Akron Bio is expected to generate positive operating cash flows, which we anticipate will contribute to our combined liquidity and support our progress toward profitability.

If we are unable to execute our business plan or our funding requirements exceed available cash resources, we may need additional equity or debt financing. Our ability to access the full amount of the committed credit facility is subject to borrowing restrictions and conditions, and additional financing may not be available on acceptable terms or at all. Such financing could result in dilution to existing stockholders, increased debt service obligations or additional operating restrictions. If sufficient capital is unavailable, we may need to delay product development or commercialization, reduce investments in our business or limit future strategic initiatives.

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(18,336)	$(31,721)
Investing activities	17,080	16,259
Financing activities	(5,437)	551
Net decrease in cash and cash equivalents	$(6,693)	$(14,911)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $18.3 million, and consisted primarily of our net loss of $18.4 million, which was offset in part by net non-cash expenses of $6.8 million.  Net non-cash expenses include stock-based compensation of $3.3 million, depreciation and amortization expenses of $2.9 million, lease right-of-use amortization of $0.7 million, an impairment on fixed assets of $0.6 million, $0.4 million in the change of excess and obsolete inventory, and an aggregate of $0.1 million in other non-cash charges offset by amortization of discounts on investments of $1.2 million. We also had net cash outflows of $6.7 million due to changes in our operating assets and liabilities.  Net changes in our operating assets and liabilities consisted primarily of an increase in accounts receivable of $8.5 million, a decrease in accounts payable and accrued expenses of $2.2 million, both of which were primarily due to timing considerations, a decrease in operating lease liabilities of $1.1 million, and an increase in inventory of $0.7 million, offset by an increase in deferred revenue of $3.8 million, and an aggregate decrease in prepaid expenses and other assets of $2.0 million.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026 was $17.1 million, which was primarily attributable to maturities of investments of $72.5 million, offset by purchases of investments of $55.1 million, purchases of property and equipment of $0.2 million and $0.1 million for the acquisition of intangible assets.

Net cash provided by investing activities during the nine months ended September 30, 2025 was $16.3 million, which was primarily attributable to maturities of investments of $117.6 million, offset by purchases of investments of $98.0 million, $1.8 million for the acquisition of SeQure, net of cash acquired, and purchases of property and equipment of $1.5 million.

Financing Activities

Net cash used in financing activities during the nine  months ended September 30, 2026 was  $5.4 million, consisting of $5.5 million in repurchases of common stock offset by $0.1 million in aggregate proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $0.6 million from the exercise of stock options and employee purchases of common stock from our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2026 consisted primarily of operating lease obligations. In May 2021, we entered into the Headquarters Lease for new office, lab and warehouse/manufacturing space. The Headquarters Lease term expires on August 31, 2035. The total incremental remaining non-cancellable lease payments under the Headquarters Lease are $22.4 million through the lease term. Upon acquisition of SeQure, we assumed the SeQure Lease, which expires on December 31, 2027.  The total incremental remaining non-cancellable lease payments under the SeQure lease are $0.5 million throughout the lease term.  We expect to be able to fund our obligations under these leases, both in the short-term and in the long-term, from cash on hand, investments and operating cash flows.

We have the obligation, if certain revenue targets are achieved, to pay an amount not to exceed $2.5 million to former holders of convertible promissory notes of SeQure for the year ended December 31, 2025 and year ending December 31, 2026.  Our estimate of the fair value of the liability for contingent consideration was de minimis as of September 30, 2026.

We had no debt obligations as of September 30, 2026 and December 31, 2025.

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

During the first quarter of the nine months ended September 30, 2026, certain changes in customer milestone forecast assumptions resulted in an evaluation of recoverability of our long-lived assets.  The recoverability assessment indicated the carrying value of the asset group is recoverable and accordingly, did not result in an impairment.  Separately, as described in Note 6, we recognized an impairment charge of $630,000 related to certain property and equipment that management determined would no longer be used and was actively marketed for sale. Future impairment conclusions could change if actual results differ from our assumptions or if adverse developments occur with respect to the customer’s progress toward achieving contractual milestones, customer demand, or expected disposition values.

Performance Stock Units

We have outstanding performance stock unit awards ("PSUs") granted in 2024 and 2025 that are subject to the achievement of specified performance targets through December 31, 2026 and December 31, 2027, respectively.  As of September 30,

2026, we continued to assess achievement of the applicable performance conditions as not probable, and accordingly, no related compensation expense has been recognized for these awards.

Our proposed acquisition, if completed, could impact our assessment of the probability of achieving these performance targets.  If achievement becomes probable, we would recognize additional stock-based compensation expense, including a cumulative catch-up adjustment for prior service periods, which could materially impact our results of operations in future periods.

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

We will remain an EGC until the earliest of: (i) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our IPO in the U.S.; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.  The Company expects to cease qualifying as an EGC on December 31, 2026,  the last day of the fiscal year which is the fifth anniversary of the first sale of its registered common equity.

We are also a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. We expect to remain a smaller reporting company at the time we cease to be an emerging growth company, and expect to continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

As of September 30, 2026, we had no indebtedness and therefore were not exposed to interest rate risk from increases in interest rates. If the Akron acquisition closes, we expect to borrow under our new credit facility, and these borrowings will bear interest at variable rates based on SOFR (subject to a floor), and we will be exposed to interest rate risk on those borrowings. A 100 basis point increase in SOFR would increase annual interest expense by approximately $220,000 based on $22,000,000 outstanding.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” and elsewhere in the 2025 Form 10-K. Except as set forth below, there have been no material changes to the risk factors set forth in that report.

Risks Related to the Proposed Akron Acquisition and Our New Indebtedness

The Akron acquisition may not be completed on the expected timeline or at all, and a failure to complete it could adversely affect our business and the market price of our common stock.

Completion of the Akron acquisition is subject to customary closing conditions, some of which are outside our control, and the Securities Purchase Agreement may be terminated in certain circumstances. We cannot assure that the conditions will be satisfied or that the acquisition will close on the expected timeline or at all. If the acquisition is not completed, we will have incurred significant legal, advisory, financing and other costs, many of which are payable regardless of whether the acquisition closes, without realizing any of its anticipated benefits; our management’s attention will have been diverted from our existing business; and the market price of our common stock, which may reflect an assumption that the acquisition will be completed, could decline. In addition, the availability of our new credit facility is expected to depend on the closing of the acquisition, and because the number of shares we will issue as consideration is fixed, the value of the share consideration at closing will fluctuate with the price of our common stock.

We have incurred, and expect to continue to incur, significant costs in connection with the Akron acquisition, which, if completed, will reduce our cash resources and increase our fixed obligations.

If the Akron acquisition closes, we will pay $105.0 million in cash and issue 20,639,733 million shares of our common stock, which will dilute our existing stockholders and, if sold into the market by the recipient, could depress the market price of our common stock, and we will be obligated to pay $20.0 million in guaranteed deferred payments in January 2028 and January 2029 regardless of Akron’s performance. We have also incurred, and expect to continue to incur, substantial advisory, legal, financing and other transaction costs, many of which are payable whether or not the acquisition closes, and, if it closes, we expect to incur costs to integrate Akron, including for systems, facilities, personnel and quality and regulatory compliance. Many of these costs are payable whether or not the anticipated benefits of the acquisition are realized, and they may exceed our estimates. In addition, if the acquisition closes, purchase accounting will require us to record significant goodwill and intangible assets, and the related amortization will reduce our reported results. Using our cash for the acquisition will reduce the funds available for our existing business and other opportunities and may require us to seek additional financing sooner than anticipated, which may not be available on acceptable terms or at all.

We may not realize the anticipated benefits of the Akron acquisition, and integrating Akron may be more difficult, costly or time-consuming than expected.

If the Akron acquisition is completed, its success will depend on our ability to integrate Akron’s operations, personnel, manufacturing, quality and information systems with ours and to achieve the anticipated benefits, including cross-selling opportunities, an expanded addressable market and improved profitability. Akron’s business, which supplies reagents and ancillary materials, differs from our historical focus on electroporation instruments and related services, and we have limited experience operating a business of this type. We may have difficulty retaining Akron’s customers, employees and suppliers; Akron’s customers may reduce or delay purchases as a result of the acquisition or changes in their own programs; and because few of Akron’s customers are currently our customers, cross-selling may not occur as expected. Akron’s products are manufactured under cGMP and other regulatory requirements, and any quality or compliance failure could affect Akron’s customers’ regulatory filings and our reputation. Akron is privately held, and we may need to devote significant resources to bring its financial reporting and internal controls into compliance with the requirements applicable to us as a public company. We may also be subject to unknown or contingent liabilities of Akron for which indemnification is unavailable or insufficient, may be required to record impairment charges on goodwill or intangible assets, and may find that management’s attention is diverted from our existing business. Akron’s historical results, including its revenue and profitability, may not be indicative of its future performance as part of our company. If we do not realize the anticipated benefits in the expected time frame or at all, our business, financial condition, results of operations and stock price could be adversely affected.

Our new indebtedness, and the covenants in our credit facility, could restrict our operations and adversely affect our financial condition.

We currently have no indebtedness. In connection with the Akron acquisition, we expect to enter into a credit facility with MidCap Financial Trust, as administrative agent, providing for up to $55.0 million of term loans and a $20.0 million revolving line of credit, under which we expect to borrow $20.0 million and $2.0 million, respectively, at closing. The facility is expected to be secured by a first-priority lien on substantially all of our assets, including our intellectual property, and a pledge of the equity of our subsidiaries. Following the closing, we will be required to dedicate a portion of our cash flow to debt service; borrowings will bear interest at variable rates based on SOFR (subject to a floor), so increases in interest rates will increase our costs; and the term loan principal will be payable in a single payment at maturity, approximately five years after closing, when we may not have sufficient funds to repay or refinance it. We may also owe fees, including a final payment fee and, if we prepay or terminate the facility early, prepayment fees. We may not be able to access the full amount of the facility: additional term loan tranches are expected to be available only if specified conditions are met or in the lender’s discretion, and availability under the revolver is expected to be limited by a borrowing base tied to eligible receivables and inventory. The credit agreement is expected to contain customary affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens, make acquisitions and investments, dispose of assets, pay dividends and repurchase our stock; the final terms remain subject to definitive documentation. Our ability to comply with these covenants will depend on our operating performance, which may be affected by events beyond our control, including the risks described above. A breach could result in an event of default, which could allow the lenders to accelerate our indebtedness, terminate their commitments and foreclose on our collateral, any of which could materially harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sale of Unregistered Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities

A summary of our common stock repurchases (in thousands, except average price per share and number of shares) for the three months ended September 30, 2026 is as follows:

			(c) Total number of shares	Approximate Dollar Value
			purchased as part of	of Shares That May
	(a) Total number of	(b) Average Price	publicly announced	yet to be Purchased
Description	Shares Repurchased(i)	Paid Per Share (ii)	plans or programs (i)	Under the Plans
July 1-31 2026	2,947,468	$1.36	2,947,468	$4,500

August 1-31 2026	—	—	—	$4,500

September 1-30 2026	—	—	—	$4,500
Total	2,947,468	$1.36	2,947,468	$4,500
(i)	All shares were repurchased pursuant to a $10 million repurchase authorized by our Board and publicly announced on May 12, 2026. Shares repurchased under this plan may be in open market transactions, privately negotiated transactions, or in accordance with an adopted 10b5-1 plan. Of the 2,947,468 shares purchased during the three months ended September 30, 2026, 2,864,911 were purchased pursuant to an adopted 10b5-1 plan. The remaining 82,557 shares were purchased in open market transactions. The program expires May 5, 2027.
(ii)	Average price paid per share in the period includes commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

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

MaxCyte, Inc.

Date: November 10, 2026	By:	/s/ Maher Masoud
	Name:	Maher Masoud
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Parmeet Ahuja
	Name:	Parmeet Ahuja
	Title:	Chief Financial Officer (Principal Financial Officer)